Form 10-Q
period 1995-09-30
CARDIOTRONICS SYSTEMS INC
filed 1995-11-13
CIK 835316

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 1995            Commission File Number: 0-26656


                          Cardiotronics Systems, Inc.
                          ---------------------------
             (Exact Name of Registrant as specified in its charter)

      Colorado                                            33-0327520
      --------                                            ----------
(State or other jurisdiction                      (I.R.S. Employer ID Number)
of incorporation or organization)


5966 La Place Court, Carlsbad, California                    92008
------------------------------------------                   -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (619) 431-9446
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X
                                    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of the latest practicable date.

Class                                      Outstanding at November 9, 1995
-----                                      -------------------------------
Common Stock ($.012 Par Value)             471,802 shares

Part I.     Financial Information
            ---------------------

            Consolidated Statements of Operations-
            Three and Nine Months Ended September 30, 1995 and 1994

            Consolidated Balance Sheets-
            September 30, 1995 and December 31, 1994

            Consolidated Statements of Cash Flows-
            Three and Nine Months Ended September 30, 1995 and 1994

            Notes to Consolidated Financial Statements

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II.    Other Information
            -----------------

CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                             Three Months         Three Months          Nine Months          Nine Months
                                                 Ended                Ended                Ended                Ended
                                          September 30, 1995   September 30, 1994   September 30, 1995   September 30, 1994
                                          ------------------   ------------------   ------------------   ------------------




   Net Sales                                      $2,369,211             $443,123           $6,191,706           $1,205,006
   Cost of Sales                                   1,283,899              128,606            3,283,343              361,391
                                               -------------        -------------        -------------        -------------
   Gross Profit                                    1,085,312              314,517            2,908,363              843,615

   Expenses:
   Selling, General and Administrative             1,406,309              815,478            4,239,862            1,967,693
   Research and Development                           98,515               21,735              273,217               53,215
   Patent Litigation                                 102,316                    -              950,820                    -
   Amortization of Intangible Assets                 234,981                    -              704,726                    -
                                               -------------        -------------        -------------        -------------
   Operating Loss                                   (756,809)            (522,696)          (3,260,262)          (1,177,293)

   Interest Income                                    10,747               18,792               35,403               40,643
   Interest Expense                                  113,623                9,632              330,678               18,671
                                               -------------        -------------        -------------        -------------
   Net Loss                                        ($859,685)           ($513,536)         ($3,555,537)         ($1,155,321)
                                               =============        =============        =============        =============

   Net Loss per Common Share                          ($1.82)              ($1.09)              ($7.54)              ($2.45)
                                               =============        =============        =============        =============

   Weighted Average Number of
     Common Shares Outstanding(a)                    471,802              471,802              471,802              471,802
                                               =============        =============        =============        =============

(a) Excludes preferred stock convertible into 2,892,031 shares of common stock in 1994 and 1995


                See notes to consolidated financial statements

CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

ASSETS                                  September 30, 1995   December 31, 1994
------                                  ------------------   -----------------

CURRENT ASSETS:
Cash and Cash Equivalents                     $    227,615         $   128,655
Short-Term Investments                                   -             499,742
Accounts Receivable, net of allowance
 for doubtful accounts of $15,088                1,108,931             806,422
Inventories, net                                   655,633             754,270
Other Current Assets                               444,046             400,414
                                            --------------      --------------
            Total Current Assets                 2,436,225           2,589,503

EQUIPMENT AND FURNISHINGS, NET                     561,514             353,576
EXCESS OF COST OVER NET ASSETS OF
 BUSINESS ACQUIRED, NET                          7,623,708           8,032,122
PATENTS AND TRADEMARKS, NET                      4,456,543           4,745,372
OTHER ASSETS                                       292,831             281,492
                                            --------------      --------------
            Total Assets                      $ 15,370,821         $16,002,065
                                            ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts Payable                                 1,618,011             826,444
Accrued Liabilities                                496,811             715,232
Deferred Rent                                       44,849             123,013
Notes Payable to Shareholder                       500,000                   -
Note Payable to Bank                             6,000,000                   -
                                            --------------      --------------

            Total Current Liabilities            8,659,671           1,664,689

Note Payable to Bank                                     -           4,078,222
Other Long Term Liabilities                          7,536                   -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible Preferred Stock, $.03 par
 Value
  40,000,000 Shares authorized
  Series B Preferred Stock, 2,250
   (1994) and 0 (1995)
     shares issued and outstanding                       -                  68
  Series C Preferred Stock, 2,765,872
   (1994) and 2,768,122 (1995)
     shares issued and outstanding                  83,043              82,975
  Series D Preferred Stock, 2,119,828
   (1994) and (1995)
     shares issued and outstanding                  63,595              63,595
  Series E Preferred Stock, 6,680,172
   (1994) and (1995)
     shares issued and outstanding                 200,405             200,405
Common Stock, $.012 par Value;
 100,000,000
   shares authorized; 471,802 (1994)
    and (1995)
   issued and outstanding                            5,662               5,662
Additional Paid in Capital                      16,500,085          16,500,085
Accumulated Deficit                            (10,149,176)         (6,593,636)
                                            --------------      --------------
Net Stockholders' Equity                         6,703,614          10,259,154
                                            --------------      --------------
            Total Liabilities and
             Stockholders' Equity               15,370,821          16,002,065
                                            ==============      ==============






                See notes to consolidated financial statements

CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                        Three Months   Three Months    Nine Months    Nine Months
                                                            Ended          Ended          Ended          Ended
                                                           9/30/95        9/30/94        9/30/95        9/30/94
                                                        ------------   ------------    -----------    -----------
OPERATING ACTIVITIES
   Net Loss                                                ($859,685)     ($513,536)   ($3,555,537)   ($1,155,321)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                       265,786          9,417        788,394         25,487
         Amortization of premium on securities                     -              -          7,561              -
         Book value of equipment disposed of                       -              -          1,804              -
         Gain on sale of short term investments                    -              -         (4,429)             -
         Changes in operating assets and liabilities
            Accounts receivable, net                        (160,940)       (27,050)      (302,509)       (72,916)
            Inventories, net                                  64,140        (44,888)        98,637        (79,380)
            Other current assets                              26,455        (22,182)       (54,974)       (54,747)
            Accounts payable and accrued liabilities          60,342        569,514        573,146        529,504
            Deferred liabilities                             (19,373)        (4,445)       (70,628)       (10,894)
                                                        ------------   ------------    -----------    -----------
               NET CASH USED IN OPERATING
                  ACTIVITIES                                (623,275)       (33,170)    (2,518,535)      (818,267)

INVESTING ACTIVITIES
   Proceeds from sale of short term investments                    -              -        496,610              -
   Capitalized Patent Costs                                   (7,484)             -         (7,484)             -
   Purchases of equipment and furnishings                   (206,465)       (32,479)      (293,409)       (68,519)
   Purchase of R2 Medical Systems, Incorporated,
      net of cash acquired                                         -    (13,502,900)             -    (14,604,977)
                                                        ------------   ------------    -----------    -----------
               NET CASH PROVIDED/(USED) BY
                  INVESTING ACTIVITIES                      (213,949)   (13,535,379)       195,717    (14,673,496)

FINANCING ACTIVITIES
   Proceeds from notes payable and
      short-term borrowings                                  900,000      4,500,000      2,421,778      4,500,000
   Principal payments on short-term borrowings                     -       (500,000)             -       (500,000)
   Proceeds from sale of preferred stock, net                      -     10,980,000              -     10,980,000
                                                        ------------   ------------    -----------    -----------
               NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                                 900,000     14,980,000      2,421,778     14,980,000

INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                62,776      1,411,451         98,960       (511,763)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                       164,839         15,879        128,655      1,939,093
                                                        ------------   ------------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $  227,615   $  1,427,330   $    227,615   $  1,427,330
                                                        ============   ============    ===========    ===========

                See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany profits, transactions and balances are eliminated upon consolidation.

    Losses per common share are calculated using the weighted average number of common shares outstanding during the period. This computation excludes convertible preferred stock and options outstanding, since their effect would be anti-dilutive.

    All per share amounts have been restated to reflect the one for four reverse split on common stock effective June 21, 1995.

2. In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows as of and for the periods indicated. These results are not necessarily indicative of the results to be expected for the full fiscal year.

    The financial information presented herein should be read in conjuction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

3.  Commitments and Contingencies.
    In July 1994, the Company's subsidiary R2 Medical Systems, Inc. was named as a defendant in a product liability action in the Supreme Court of the State of New York, County of Suffolk, entitled J. Michael Kramer vs. County of Suffolk, et. al. (the "action"). The action alleges, among other things, that defibrillation pads manufactured by R2 Medical Systems were defective and seeks damages of $20 million. Given the early stage of this litigation, the Company is unable to assess the likelihood of an adverse outsome or estimate the amount or range, if any, of any possible loss. An adverse judgment could have a material adverse effect on the financial condition of the Company.

4.  Subsequent Event.
    In October 1995, the Company borrowed $1 million from two shareholders under demand notes at an interest rate of 6%. The Company used proceeds to repay a $500,000 loan from a shareholder and to reduce its borrowing under its bank credit line by $100,000.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales for the three months ended September 30, 1995 were $2,369,211 compared to $443,123 in the prior year. Net sales for the nine months ended September 30, 1995 were $6,191,706 compared to $1,205,006 in the prior year. The current year results include the results of R2 Medical Systems, Inc., which was acquired effective September 30, 1994 and accounted for most of the sales increase, although Cardiotronic brand sales increased over 50% over the prior year. Prices had almost no effect, with virtually all of the sales increase in Cardiotronic brand sales due to increases in unit sales. Backorders were not significant at September 30, 1995.

Cost of sales for the three months ended September 30, 1995 were $1,283,899 compared to $128,606 in the prior year. Cost of sales for the nine months ended September 30, 1995 were $3,283,343 compared to $361,391 in the prior year. The increases are due to increased sales and additions to manufacturing personnel, equipment and facilities. The gross margin was 46% in the quarter compared to 71% in the prior year. The decrease is due in part to changes in the sales mix, with R2 product sales carrying lower margins and write-offs of obsolete inventory. The year-to-date gross margin was 47% compared to 70% in the prior year due to start up costs associated with moving production of R2 product from Illinois to California and the impact of R2 product on the sales mix. Managment is working to reduce manufacturing costs and expects gross margins to improve, but not to the levels prior to the R2 acquisition.

Selling, general and administrative expenses for the three months ended September 30, 1995 were $1,406,309 compared to $815,478 in the prior year. Selling, general and administrative expenses for the nine months ended September 30, 1995 were $4,239,862 compared to $1,967,693 in the prior year. The increases were primarily due to increased personnel, recruiting and relocation expenses, legal expenses other than patent litigation and expenses of providing interface systems to customers.

Research and development expenses for the three months ended September 30, 1995 were $98,515 compared to $21,735 in the prior year. R&D expenses for the nine months ended September 30, 1995 were $273,217 compared to $53,215 in the prior year. The increases are due to planned increases in personnel.

Patent litigation expense for the three and nine months ended September 30, 1995 were $102,316 and $950,820, respectively. These expenses are related to the Company's lawsuit against several defendants (see footnote 9 in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994). Most of the discovery in this litigation has been concluded and management expects these expenses to decrease until close to commencement of trial, which is not expected to occur until sometime in 1996.

Interest expenses for the three and nine months ended September 30, 1995 was $113,623 and $330,678, respectively. The Company incurred debt to finance part of the purchase price of R2 Medical and has incurred additional debt to finance current operations.

Financial Condition
-------------------

For the nine months ended September 30, 1995, net cash used in operating activities was $2,518,535 compared to $818,267 in the prior year. The increase was due primarily to the increased net loss, offset in part by increased depreciation and amortization, and to increased accounts receivables.

As of September 30, 1995, the Company had a working capital deficit of $6,223,446 including notes payable to bank of $6,000,000 and notes payable to shareholder of $500,000. The bank borrowings are under a $6 million credit line which matures on February 28, 1996. The notes payable to shareholder are demand notes.

In October, 1995 the Company borrowed $1 million from two shareholders, $500,000 of which was used to repay the notes payable to shareholder and $100,000 of which was used to reduce bank borrowings (see footnote 3 in the Notes to Consolidated Financial Statements).

The Company will continue to use net cash in operating activities as long as net losses continue to be significant, resulting in a need for external sources of financing. The Company is continuing to assess its cash requirements and will seek to renew the bank credit line. The Company also expects to borrow additional money from two shareholders.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     None.

b)   Reports on Form 8-K

     None during the three months ended September 30, 1995 and through the date of this report.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Cardiotronics Systems, Inc.



                                 /s/ Ronald R. Bromfield
                                     -------------------
                                 Ronald R. Bromfield
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



                                 /s/ Craig R. Dvorak
                                     ---------------
                                 Craig R. Dvorak
                                 Vice President, Finance
                                 (Principal Financial Officer)


Date:  November 9, 1995