Form 10KSB
period 1995-12-31
CARDIOTRONICS SYSTEMS INC
filed 1996-04-01
CIK 835316

                   U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-KSB

            /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the Fiscal Year Ended December 31, 1995

           / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the Transition Period from _____ to ______

                       Commission File Number 0-26656

                         CARDIOTRONICS SYSTEMS, INC.
         (Name of Small Business Issuer as Specified in its Charter)

            COLORADO                                   33-0327520
(State or other jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

 5966 LA PLACE COURT, CARLSBAD, CALIFORNIA                             92008
  (Address of Principal Executive Offices)                           (Zip Code)

                               (619) 431-9446
                         (Issuer's Telephone Number)

     Securities Registered Pursuant to Section 12(b) of the Exchange Act
                                    NONE
                              (Title of Class)
     Securities Registered Pursuant to Section 12(g) of the Exchange Act
                        Common Stock, $.012 par value
                              (Title of Class)
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes  X  No
                             (2) Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. / /

The Issuer's total revenues for the year ended December 31, 1995 were $8,424,001

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price on February 23, 1996 as reported on the NASDAQ stock market, was $1,096,734.

The number of shares outstanding of the Issuer's $.012 par value common stock at March 15, 1996 was 475,811.
The number of shares outstanding of the Issuer's $.03 par value preferred stock at March 15, 1996 was 11,568,122.
Documents incorporated by reference: None.

                                 PART I

ITEM 1. BUSINESS

Cardiotronics Systems, Inc. and its wholly-owned subsidiary, R2 Medical Systems, Inc. (the "Company" or "Cardiotronics") develops, manufactures, and markets disposable medical devices for the acute treatment of heart rate disorders. Applied to a patient's chest, the Company's stimulation electrodes facilitate external defibrillation and pacing of heart attack victims as well as patients undergoing interventional cardiac procedures such as coronary angioplasty, open heart surgery, and catheter arrhythmia ablation. The Company also develops and manufactures cabling systems and other interfaces that connect its stimulation electrodes with external defibrillator/pacemaker systems. These cable interface systems enable hospitals to standardize on one electrode system, regardless of defibrillator manufacturer.

The Company's business is the successor to the operations of Cardiotronics, Inc., a company incorporated in Colorado on April 27, 1987. As a result of a stock transfer and exchange on August 25, 1989, Cardiotronics, Inc. became a majority owned subsidiary of Encore Ventures, Ltd. a public company incorporated in Colorado on April 15, 1988. On November 1, 1989, Encore Ventures, Ltd. changed its name to Cardiotronics Systems, Inc. A merger between the Company and its majority owned subsidiary, Cardiotronics, Inc., was completed on December 21, 1992. The Company's name was changed from Cardiotronics Systems, Incorporated to Cardiotronics Systems, Inc. in June, 1995. On December 11, 1995, the Company's common stock was approved for listing on The Nasdaq Smallcap Market under the symbol CDIO.

Effective September 30, 1994, the Company acquired all of the outstanding common stock of R2 Medical Systems, Inc., a manufacturer of stimulation electrodes and cabling systems.

Heart disease remains the major cause of death in the U.S. today despite the advent and increased availability of clot lysing pharmaceuticals, open heart surgery, and coronary angioplasty. One of the impediments to reducing the mortality rate associated with heart disease is the rapid onset of heart rate disorders which often occur during a heart attack or an interventional cardiac procedure.

The first line of defense for medical personnel treating a patient experiencing a heart rate disorder is the defibrillator. By applying the paddles of the defibrillator to the patient's chest, a high energy shock can be delivered to terminate certain heart rate disorders characterized by rapid or chaotic rhythms.

However, traditional paddle-based defibrillation systems suffer from several disadvantages which limit their clinical utility. For a patient who experiences a life threatening heart rate disorder while undergoing a diagnostic or therapeutic heart procedure, intervention with a paddle-based defibrillator is time consuming, disruptive, and subject to such paddle-related problems as patient burns, operator shocks, and failed conversion due to inadequate pressure or gel coverage. In addition, patients who have undergone emergency external defibrillation may require subsequent pacemaker support in order to maintain a life-sustaining heart rate. This support is not possible with traditional paddle-based defibrillator systems.

Stimulation electrodes address many of the weaknesses of traditional paddle-based defibrillators. Cardiotronics' line of disposable electrodes avoid or minimize such adverse effects of paddle-based defibrillation as: patient burns; operator shocks; and failed conversion due to an inadequate paddle-to-patient interface. In addition, the placement of disposable electrodes on high risk patients permits more rapid intervention and can free the hands of medical professionals for other patient care needs. The American Heart Association's Advanced Cardiac Life Support guidelines include transcutaneous pacing as the second step in the bradycardia protocol after administration of the drug atropine.

The potential market for disposable stimulation electrodes is substantial with approximately 1.5 million heart attacks ("acute myocardial infarctions") per year. In addition, over 3 million patients each year undergo various invasive heart procedures such as coronary angiography, coronary angioplasty, open heart surgery, catheter ablation, electrophysiology studies, and pacemaker implantations.

Cost containment and health care reform efforts initiated by the federal and state governments and by third-part payers have created an environment which is focused on reducing health care costs. This has resulted in increased pressure on hospitals to reduce costs as well as increased competition among hospital suppliers to reduce costs or demonstrate the cost effectiveness of their products. In this environment it will be difficult to raise prices.

PRODUCTS

The Company's products consist primarily of disposable stimulation electrodes marketed under the Cardiotronics and R2 brand names. They are utilized in a variety of in-hospital and emergency outpatient environments to facilitate external defibrillation and pacing.

Cardiotronics' disposable electrode product line is one of the broadest in the industry and enables the Company to respond to the diverse clinical and departmental needs of its hospital customers. The Company pioneered the development of radiolucent electrodes which are preferred in the catheterization and electrophysiology laboratories. Cardiotronics is the only provider of sterile electrodes which are often required for use in the operating room. Cardiotronics is also the only provider of electrodes which permit the simultaneous pacing and ECG monitoring of patients. The price of Cardiotronics' electrodes generally range from $15 to $55 per set.

Cardiotronics also manufactures a variety of electronic and cabling interface devices which facilitate utilization of the Company's disposable electrode pads with virtually any commercially available defibrillator or defibrillator/pacer.

MARKETING AND SALES

There are approximately 900 hospitals in the United States that have open heart programs, and that are the primary market for the Company's products. The Company markets its products under its own name to hospitals in the United States through a direct sales force of 11 people and several independent distributors. Cardiotronics ships and bills its hospital customers directly. Cardiotronics generally places its cabling and interface devices with the hospital at no charge in return for an initial minimum order for its disposable stimulation pad electrodes.

The Company also manufactures products for several OEM customers. In 1995, OEM sales were approximately 35% of total sales. The Company accesses the international markets in Canada, Japan, and certain parts of Europe by utilizing a combination of OEM's and independent distributors.

Since the Company generates a substantial portion of its revenue from the sales of disposable electrodes, it does not carry large amounts of inventory and typically turns its raw materials inventory over within 45-65 days. The Company typically ships its products within several days of order and has no significant backlog. The Company bills its customers on a net 30 basis with exceptions only to its international distributors.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include all aspects of the stimulation electrodes system including interfaces with defibrillator and defibrillator/pacer products. In 1995 the Company initiated R&D programs covering advanced conductive gels and "smart" cabling systems. The objective of these programs is to develop stimulation electrode systems which can be applied faster and utilized more safely than existing products. The Company is developing electrode and cabling technology with the objective of improving conversion reliability and reducing the possibility of patient burns.

MANUFACTURING

The Company maintains close supervision and control of its manufacturing and seeks to achieve as much vertical integration of the manufacturing processes as possible. The staff includes individuals with mechanical and electronic engineering experience and support personnel who design and manufacture all of the Company's disposable electrode products and electronic devices in-house. The Company's policy is to qualify multiple vendors for materials; however, a key component is available from only one source. Since this component is widely used in the medical electrode business, supply problems are not anticipated.

PRODUCT LIABILITY

In the event that complications develop from the use of the Company's products, liability of the Company for personal injury and related medical problems may result. The Company has obtained limited product liability insurance; however, any product liability awards in excess of the limits of coverage could have a material adverse impact on the financial condition of the Company. The Company's subsidiary, R2 Medical Systems, Inc. is a defendant in a product liability lawsuit seeking damages of $20 million (see
Item 3 -- Legal Proceedings in this report).

COMPETITION

The market for disposable electrodes is extremely competitive. The Company competes with several independent marketers of disposable electrodes as well as manufacturers of defibrillator equipment including Physio Control Corporation ("Physio Control") and Zoll Medical Corporation ("Zoll"). Most of these companies are substantially larger than the Company with large sales forces and greater financial resources. The Company believes that its continued success will depend upon its ability to develop innovative or superior products.

PATENTS AND TRADEMARKS

The Company and its subsidiary own or have exclusive licenses to several patents. The Company may apply for trademarks and additional patents on existing or future products. No assurance can be given that any patents or trademarks will be granted or that, if granted, any such patents or trademarks will afford any meaningful protection.

The medical device industry generally seeks to enforce patents aggressively. Patents have been issued, or may be issued, to other companies for products similar to those sold by the Company. There can be no assurance that other companies will not assert claims against Cardiotronics.

GOVERNMENT REGULATION

The Company's manufacturing activities and products sold in the United States are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration ("FDA"). The FDA regulates the manufacture and sale of medical devices, including labeling, advertising, and record keeping.

MEDICAL ADVISORY BOARD

The Company has established a Medical Advisory Board comprised of individuals with professional expertise, knowledge and contacts encompassing various aspects of the medical industry. The Medical Advisory Board assists in evaluating or providing sources of ideas for research projects. Members of the Medical Advisory Board have no legal responsibilities or powers and are not subject to any type of conflict of interest policy. Members of the Advisory Board or firms with which they are affiliated might be paid for their services in connection with a Company project on a case-by-case basis, although there are no standing compensation arrangements.

EMPLOYEES

At December 31, 1995 the Company had 104 full-time employees, of whom 74 were engaged in manufacturing and quality assurance. In addition, at December 31, 1995, the Company utilized 16 full-time contract employees, primarily in manufacturing. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

ITEM 2. PROPERTIES

The Company leases a 22,492 square foot facility in Carlsbad, California and houses all of the Company's office and manufacturing activities. The lease expires in March, 2000. The property is in good condition and is suitable for its intended use.

ITEM 3. LEGAL PROCEEDINGS


In May, 1994 the Company's subsidiary, R2 Medical Systems, Inc. filed a patent infringement lawsuit against Katecho, Inc., Cardiovascular Group of Oregon, Inc., and Padeco, Inc. in U.S. District Court, Northern District of Illinois, Eastern Division. The lawsuit is in discovery, and no trial date has been scheduled.

In July, 1994 the Company's subsidiary, R2 Medical Systems, Inc., was named as a defendant in a product liability action in the Supreme Court of the State of New York, County of Suffolk, entitled J. Michael Kramer vs County of Suffolk, et. al. (the "action"). The action alleges, among other things, that defibrillation pads manufactured by R2 Medical Systems were defective and seeks damages of $20 million. While this litigation has proceeded slowly and is still in an early stage, the Company believes, after consultation with its counsel, that it has valid defenses based on the fact that, to the Company's best knowledge, the electrodes alleged to be defective were never used on the plaintiff, nor were such electrodes ever recovered or documented to be manufactured by R2. However, in view of the inherent uncertainties surrounding this type of litigation, no assurance can be given that R2 will prevail in this case. The Company is unable to assess the likelihood of an adverse outcome or estimate the amount or range, if any, of any possible loss. An adverse judgment could have a material adverse effect on the financial condition of the Company.

In June, 1994 Cardiotronics Systems, Inc. filed a lawsuit against Zoll Medical Corporation ("Zoll") in the Superior Court of the State of California for the County of Los Angeles contending that Zoll had engaged in a pattern of unfair trade practices and unfair competition by marketing its products using false and misleading statements regarding the safety of Cardiotronics stimulation electrodes. In July, 1994 Cardiotronics obtained a preliminary injunction against Zoll that enjoined Zoll from stating to customers or potential customers that Cardiotronics' products were unsafe when used with Zoll defibrillators. In February, 1996 this lawsuit was settled. The terms of the settlement include a payment by Zoll of an undisclosed amount and an agreement that Zoll would not make certain specified statements. Zoll also agreed to revise a number of warnings and warranty language that appear in its future product packaging and user manuals and to provide written clarification of its policies to certain customers and Zoll employees.

On December 30, 1994 the Company's subsidiary, R2 Medical Systems, Inc. ("R2") was sued in the U.S. District Court, Northern District of Illinois, Eastern Division, in an action entitled Roger Lee Heath vs Baxter, Walters, Townsen, et. al. Heath's complaint has been dismissed as being legally insufficient, and he has been given until April 30, 1996 to file an amended complaint should he choose to do so.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock has traded on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol CDIO since December 11, 1995. Previously it traded over-the-counter. The following table sets forth the range of high and low bid quotations (adjusted to reflect the one-for-four reverse stock split in June, 1995) for each quarter in the last two fiscal years as reported by the National Quotation Bureau, Inc. for the period up to December 11, 1995 and subsequent to that date high and low sales prices as reported by NASDAQ.


                                               1995              1994
                                           -------------     -------------
                                           HIGH     LOW      HIGH     LOW
                                           -----   -----     -----   -----
       First Quarter                       6 1/2   4         4         2
       Second Quarter                      7       4         8         2
       Third Quarter                       6 1/4   4         8         4
       Fourth Quarter                      7       4 1/2     7 1/2     4


HOLDERS

As of February 27, 1996 there were approximately 360 shareholders of record of the Company's Common Stock.

DIVIDENDS

The Company has not paid cash dividends in the past on either its common or preferred stock and does not expect to do so in the foreseeable future. The Company is restricted from paying dividends on its common stock by the terms of its preferred stock and on both its common and preferred stock by the terms of its bank credit agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION & LIQUIDITY

As of December 31, 1995 the Company had a working capital deficit of $7,032,342. This deficit is due to borrowings under a bank credit line of $5,800,000 and $2,000,000 from shareholders at December 31, 1995. Working capital includes cash and cash equivalents of $619,020 at December 31, 1995.

The principal sources of cash to fund operations are the Company's cash resources and the bank credit line, which matures on May 31, 1996. Management believes that it can renew this credit line. In addition, the Company has a commitment from E.M. Warburg, Pincus & Co., Inc. to provide sufficient funds to continue operations through December 31, 1996.

Accounts receivable at December 31, 1995 averaged 38 days compared to 43 days at December 31, 1994. The Company plans to spend approximately $250,000 in capital expenditures in 1996 compared to $346,000 in 1995.


RESULTS OF OPERATIONS

Net sales increased 188% to $8.4 million from $2.9 million in 1994, an increase of $5.5 million. The increase in net sales was principally driven by the inclusion of sales of R2 Medical Systems for the entire year during 1995, as opposed to only the fourth quarter for 1994. The increase in sales was also aided by a 38% growth in the Cardiotronics brand of electrodes, and by price increases of both Cardiotronics and R2 products, ranging from 5% to 10%.

Gross profit increased to $3.9 million in 1995 from $1.7 million in 1994. Gross profit as a percentage of net sales decreased to 46% in 1995 from 57% in 1994. The decrease was due to a shift in product mix toward lower margin OEM products, costs associated with consolidating all manufacturing operations in Carlsbad, California, the closing of the R2 facility in Chicago, the hiring of additional personnel in California, and the write-off of obsolete inventory.

Operating expenses increased to $11.6 million in 1995 from $4.3 million in 1994. Operating expenses increased in all areas.

Selling, general and administrative expenses increased to $5.7 million from $3.7 million in 1994 primarily as a result of higher commissions on a higher level of sales along with increased sales, marketing, and administrative staffing levels, and to a lesser extent, the installation of a new accounting system. The Company is taking steps to reduce these expenses in 1996, primarily in the sales area.

Research and development expenses increased to $423,000 in 1995 from $128,000 in 1994 due to an increase in staffing levels and the initiation of several new R&D projects. R&D spending in 1995 represented approximately 5% of sales, and the Company expects this rate of spending to be maintained in the future.

Patent litigation expense increased to $1,031,000 in 1995 from $247,000 in 1994 due to a significant amount of discovery during 1995 related to the Company's pursuit of a patent infringement suit. Management expects these costs to decrease for 1996. Although no trial date has been scheduled, the cost of a trial could approximate $500,000.

Amortization of intangible assets increased to $4.4 million from $235,000 in 1994, an increase of approximately $4.2 million. Such increase is due to the write-down of goodwill in the amount of approximately $3.5 million and a full year of amortization of intangible assets acquired in the R2 Medical acquisition (see Note 12 in the Notes to Consolidated Financial Statements).

Interest income decreased 44% to $34,000 in 1995 from $61,000 in 1994, which is attributable to lower cash invested in interest-bearing instruments as well as a decline in interest rates.

Interest expense increased to $459,000 in 1995 from $118,000 in 1994, due to an increase in the amounts borrowed under the Company's bank credit line and from shareholders.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements and schedules that constitute Item 7 are attached at the end of this annual report on Form 10-KSB.

EXPLANATIONS:

The net loss per share as shown in the accompanying financial statements is based on the net loss for the period divided by the weighted average number of shares outstanding. Common stock equivalents have not been included as the effect is anti-dilutive. The weighted average number of shares outstanding is calculated by multiplying the number of shares issued by the fraction of the period for which they have been outstanding. The loss per share in 1994 has been re-stated for the one-for-four reverse stock split in June 1995, and both per share losses for 1995 and 1994 exclude the effects of the Company's preferred stock outstanding.

No ratios indicating the financial condition of the registrant have been included in this report or the accompanying financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company, including, with respect to each individual, his or her age and his or her position with the Company, and the year in which he or she first became a director of the Company. Additional information concerning each of the individuals follows the table.

                                                                                 DIRECTOR
NAME                         AGE      POSITION                                    SINCE
- ------------------          ----      --------                                    ------
Robert S. Grimes             62       Chairman of the Board                       1992

Ronald R. Bromfield          43       President, Chief Executive Officer          1993
                                      and Director

Tim J. Way                   33       Vice President, Quality Assurance           1989
                                      & Regulatory, Secretary and Director

Richard B. Emmitt            51       Director                                    1991

Elizabeth H. Weatherman      36       Director                                    1993

Bruno T. Bisceglia, Jr.      46       Vice President, National Accounts           1989
                                      and Director

Dennis W. Gladney            43       Vice President, Sales & Marketing

David L Schlotterbeck        48       Director                                    1995

Scott P. Youngstrom          36       Vice President, Finance & Administration
                                       Treasurer


All Directors are elected at the annual meeting of shareholders and hold office until the next annual meeting. The officers serve at the discretion of the Board of Directors.

The Board of Directors held six meetings in 1995. All directors attended at least 75% of the total number of meetings of the Board and the committees on which they served. The Company has an Audit Committee which consists of Robert Grimes, Richard Emmitt, and Elizabeth Weatherman. No meetings of this committee were held in 1995. The Company has a Compensation Committee which consists of Robert Grimes, Richard Emmitt, and Elizabeth Weatherman. This committee held one meeting in 1995.

ROBERT S. GRIMES; Retired. Mr. Grimes has served as Chairman of the Board since January, 1992. From 1988 to 1994 Mr. Grimes was Vice President of business development for Puritan-Bennett, Inc., a medical device manufacturer.

RONALD R. BROMFIELD; Mr. Bromfield has served as the Company's President and Chief Executive Officer since October 1993. Mr. Bromfield has served as a director since September, 1993. From August 1991 to October 1993 Mr. Bromfield was the Vice President, Marketing, Sales & Technical Services at Physio Control Corporation, a medical device manufacturer. From 1982 to August 1991 Mr. Bromfield held a number of other positions at Physio Control, including Director of International Sales & Marketing, Director of Production, and Product Manager.

TIM J. WAY; Mr. Way has served as Vice President, Quality Assurance & Regulatory since December, 1995. Mr. Way has served on the board since August, 1989. From July, 1995 to December, 1995 he served as Vice President, Corporate Development. From 1989 to 1995 he was the Vice President, Finance and Treasurer of the Company.

RICHARD B. EMMITT; Mr. Emmitt is a Managing Director of The Vertical Group, Inc., an investment management firm and a general partner of Vertical Fund Associates, L.P. Mr. Emmitt has served on the board since February, 1991. He is a director of several privately held healthcare companies.

ELIZABETH H. WEATHERMAN; Ms. Weatherman is a Managing Director of E.M. Warburg Pincus & Co., Inc., a venture banking firm. Ms. Weatherman has served on the board since November, 1993. Ms. Weatherman is a director of VitalCom Inc. and several privately held healthcare companies.


BRUNO T. BISCEGLIA, JR. Mr. Bisceglia has served as Vice President, National Accounts since December, 1995. Mr. Bisceglia has served on the board since August, 1989. From September, 1994 to December, 1995 he served as Vice President, Sales. From October 1993 to September 1994 he served as Vice President Sales and Marketing. From August 1989 to October 1993, Mr. Bisceglia served as the President of the Company.

DENNIS W. GLADNEY; Mr. Gladney has been Vice President, Sales & Marketing of the Company since December, 1995. From September 1994 to December, 1995 he was Vice President, Marketing of the Company. From June 1993 to July 1994, he was the President of Arzco Medical Systems, a medical device company.
From February 1991 to June 1993, he was the Vice President, Sales and Marketing for Endomedix Corp. From September 1989 to February 1991, he was the domestic director of marketing for Karl Storz Endoscopy.

DAVID L. SCHLOTTERBECK; Mr. Schlotterbeck has served as President and CEO of VitalCom Inc., since August 1995. Mr. Schlotterbeck has served on the board since November, 1995. From August 1994 to August 1995 he served as a consultant to E. M. Warburg, Pincus & Co., Inc. From 1991 to July 1994 Mr. Schlotterbeck was the Executive Vice President and Chief Operating Officer of Nellcor, Incorporated, a medical device company. Mr. Schlotterbeck is a director of VitalCom as well as two private companies in the medical device industry.

SCOTT P. YOUNGSTROM; Mr. Youngstrom joined the Company as Vice President, Finance & Administration and Treasurer in March, 1996. For more than five years previously Mr. Youngstrom was the Controller of IMED Corporation, a medical device subsidiary of Advanced Medical, Inc.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and by each other executive officer of the Company whose total salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                 SECURITIES
                                                                 UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY ($)   BONUS ($)   OPTIONS (#)   COMPENSATION($)
- ---------------------------    ----     ----------   --------   ------------   ---------------
Ronald R. Bromfield            1995      $158,654     $38,563            0          $76,307
President and CEO              1994      $154,375     $30,000       37,500          $34,141
                               1993      $ 31,250     $30,000       37,500            -0-

Bruno Bisceglia, Jr.           1995      $110,787     $15,550            0            -0-
VP National Accounts           1994      $ 83,229           0       18,750            -0-
                               1993      $ 75,472           0       15,000            -0-

Dennis W. Gladney              1995      $115,385     $15,700            0            -0-
VP Sales & Marketing           1994      $ 35,000     $20,000       18,750            -0-



Other compensation paid to Mr. Bromfield in 1995 and 1994 was for relocation and housing expenses.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE. The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 1995 by the Company's Chief Executive Officer and each other executive officer of the Company whose total salary and bonus exceeded $100,000, and the fiscal year-end value of unexercised options held by these persons.

            AGGREGATED OPTION EXERCISES FOR THE LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                         NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                          OPTIONS AT FISCAL          IN-THE-MONEY OPTION AT
                       SHARES ACQUIRED      VALUE            YEAR-END (#)              FISCAL YEAR-END ($)
NAME                    ON EXERCISE(#)    REALIZED($)   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
- ----                   ---------------    -----------   -------------------------  -------------------------
Ronald R. Bromfield         -0-             $0              62,500/12,500                $53,125/$3,125

Bruno Bisceglia, Jr.        -0-             $0               27,500/6,250                $21,875/$1,562

Dennis W. Gladney           -0-             $0               12,500/6,250                     $625/$312



COMPENSATION OF DIRECTORS

The Company has no standard or other arrangements pursuant to which directors of the Company are compensated for any services as a director or for committee participation or special assignments. Mr. Grimes received $4,000 for consulting with the Company in 1995. Mr. Schlotterbeck received a nonqualified stock option grant on 10,000 shares in 1995 at an exercise price of $6.76 per share. The option vests over three years and expire ten years from date of grant or earlier if Mr. Schlotterbeck ceases to be a director.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On October 18, 1993, the Company entered into a three year employment agreement with Ronald R. Bromfield which provides for an annual base salary of $150,000 and a minimum bonus of $60,000 per year based upon achieving performance criteria. On December 13, 1994, this agreement was amended to provide for a minimum base salary of $165,000 in the second and third years of the agreement.

During 1994, the Company loaned Mr. Bromfield $200,000 for the purpose of purchasing a residence. The loan is unsecured, carries no interest, and is repayable in five equal annual installments commencing on the third anniversary.

The Company is currently negotiating employment agreements with all of the Company's officers and six other key employees with provisions that provide for salary continuation, accelerated vesting of options, and lump sum payments in the event of termination as a result of a change-in-control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of March 15, 1996 concerning the beneficial ownership of the Company's voting securities by each person known to the Company to beneficially own more than 5% of each class of securities, by each director, by each executive officer named in the Summary Compensation Table, and by all directors and officers as a group. Shares reported as beneficially owned include those for which the named persons may exercise voting power or investment power, and all shares are owned by persons having sole voting and investment power over such shares unless otherwise noted.
The number of shares reported as beneficially owned by each person as of March 15, 1996 includes the number of shares that such person has the right to acquire within 60 days of that date, such as through the exercise of stock options or conversion of preferred stock into common stock.

TITLE OF                                              NUMBER OF SHARES      PERCENT OF
 CLASS               NAME AND ADDRESS                BENEFICIALLY OWNED        CLASS
- --------             ----------------                ------------------     ----------

Common Stock         Holstein Family Trust                   123,928             26.0%
$.012 par value      2259 Warmouth Street
                     San Pedro, CA  90732

                     Elizabeth H. Weatherman               2,500,000(1)          84.0%
                     Warburg, Pincus Investors, L.P.
                     466 Lexington Ave.
                     New York, NY  10017

                     Vertical Fund Associates, L.P.          362,250(2)          45.7%
                     18 Bank Street
                     Summit, NJ  07901

                     Richard B. Emmitt                       369,750(2)(3)       46.2%

                     Robert S. Grimes                         11,250(4)           2.3%

                     Ronald R. Bromfield                      62,500(5)          11.6%

                     Bruno Bisceglia, Jr.                     48,000(6)           9.5%

                     Tim J. Way                               50,000(7)           9.9%

                     Dennis W. Gladney                        12,500(8)           2.6%

                     David L. Schlotterbeck                        0                0%

                     Scott P. Youngstrom                           0                0%

                     All directors and executive officers  3,054,000(9)          88.8%
                     as a group (9 persons)

Series C             Elizabeth H. Weatherman               2,000,000             72.2%
Convertible          Warburg, Pincus Investors, L.P.
Preferred Stock      466 Lexington Ave.
$.03 par value       New York, NY  10017

                                                                            12

Series C             Vertical Fund Associates, L.P.          466,689             16.8%
Convertible          18 Bank Street
Preferred Stock      Summit, NJ  07901
$.03 par value

Series D             Elizabeth H. Weatherman               1,319,828             62.3%
Convertible          Warburg, Pincus Investors, L.P.
Preferred Stock      466 Lexington Ave.
$.03 par value       New York,  NY  10017

                     Vertical Fund Associates, L.P.          800,000             37.7%
                     18 Bank Street
                     Summit, NJ  07901

Series E             Elizabeth H. Weatherman               6,680,172              100%
Convertible          Warburg, Pincus Investors, L.P.
Preferred Stock      466 Lexington Ave.
$.03 par value       New York, NY  10017


(1) Includes 2,000,000 shares series C convertible preferred stock, 1,319,828 shares series D convertible preferred stock, and 6,680,172 shares series E convertible preferred stock owned by Warburg, Pincus Investors, L.P. ("WP Investors") and in total is convertible into 2,500,000 common shares. The sole general partner of WP Investors is Warburg, Pincus & Co., a New York general partnership ("WP"). Lionel I. Pincus is the managing partner of WP and may be deemed to control it. E.M. Warburg, Pincus & Company ("EM Warburg"), a New York general partnership, manages WP Investors. WP has a 20% interest in the profits of WP Investors and, through its wholly-owned subsidiary, E.M. Warburg, Pincus & Co., Inc. ("EMW"), owns 1.13% of the limited partnership interests in WP Investors. Ms. Weatherman is a partner of WP and EM Warburg and a managing director of EMW.

(2) Includes 45,578 shares of common stock, 466,689 shares of series C convertible preferred stock, and 800,000 shares of series D convertible preferred stock. Mr. Emmitt is the general partner of Vertical Fund Associates, L.P., and may be deemed to be the beneficial owner of these shares.

(3) Includes 7,500 shares of common stock that could be acquired within 60 days through the exercise of stock options.

(4) Includes 1,250 shares of common stock owned directly and 10,000 shares of common stock that could be acquired within 60 days through the exercise of stock options.

(5) Includes 62,500 shares of common stock that could be acquired within 60 days through the exercise of stock options.


(6) Includes 20,500 shares of common stock owned directly and 27,500 shares of common stock that could be acquired within 60 days through the exercise of stock options.

(7) Includes 22,500 shares of common stock owned directly and 27,500 shares of common stock that could be acquired within 60 days through the exercise of stock options.

(8) Includes 12,500 shares of common stock that could be acquired within 60 days through the exercise of stock options.

(9) Includes 89,828 shares of common stock, 11,266,689 shares of convertible preferred stock, and 147,500 shares of common stock that could be acquired within 60 days through the exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September, 1994 the Company borrowed $4,000,000 from WP Investors, Inc., an affiliate of Warburg, Pincus Investors, L.P. to finance the acquisition of R2 Medical Systems, Inc. This note bore an interest rate of 8% per annum.
In December, 1994 this note was repaid in full from the proceeds of a bank credit line, which is guaranteed by WP Investors, Inc.

In September 1994, the Company sold 2,119,828 shares of Series D Convertible Preferred Stock and 6,680,172 shares of Series E Convertible Preferred Stock at $1.25 per share for proceeds of $10,980,000, net of expenses of $20,000. 800,000 shares of Series D Preferred were purchased by Vertical Fund Associates, L.P. 1,319,828 shares of Series D Preferred and 6,680,172 shares of Series E Preferred were purchased by Warburg, Pincus Investors, L.P. Shares of Preferred Stock are convertible into common stock on a one for four exchange ratio. On December 31, 1995, the total outstanding Preferred Shares were convertible into 2,892,031 of the Company's common stock, assuming full conversion.

During 1995, the Company borrowed $1,746,000 from Warburg, Pincus Investors, L.P. and $253,200 from Vertical Fund Associates, L.P. The notes are unsecured, subordinated to the Company's bank loans, carry an average interest rate of 6.5%, and are payable on demand. No payments are currently being made.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibits Required by Item 601 of Regulation S-K

      (3.1) Articles of Incorporation and amendments thereto dated October 26, 1989 and September 29, 1994, incorporated by reference to exhibit
            3.1 on Form 10-KSB dated March 31, 1995.

      (3.2) Bylaws incorporated by reference to exhibit 3.2 on Form 10-KSB dated
            March 31, 1995.

     (10.1) 1993 Stock Option Plan incorporated by reference to exhibit 4.1 Form
            S-8 dated November 2, 1995.

     (10.2) 1994 Stock Option Plan incorporated by reference to exhibit 4.2 Form
            S-8 dated November 2, 1995.

     (10.3) 1995 Stock Option Plan incorporated by reference to exhibit 4.3 Form
            S-8 dated November 2, 1995.

     (10.4) Employment Agreement dated October 18, 1993 and amendment to
            Employment Agreement dated December 13, 1994 with Ronald R. Bromfield incorporated by reference to exhibit 10.2 on Form 10-KSB dated March 31, 1995.

     (10.6) Loan Agreement dated February 8, 1995 with Ronald R. Bromfield incorporated by reference to exhibit 10.3 on Form 10-KSB dated March 31, 1995.

     (10.7) Lease dated December 1, 1994 with The Campus, LLC incorporated by reference to exhibit 10.4 on Form 10-KSB dated March 31, 1995.

     (21.1) Subsidiaries of the Registrant.

     (23.1) Consent of Deloitte & Touche LLP

(b) Reports on Form 8-K

None.
                                                                            14

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report                                    17

Consolidated Balance Sheets                                     18

Consolidated Statements of Operations                           19

Consolidated Statements of Cash Flows                           20

Consolidated Statements of Changes in Stockholders' Equity      21

Notes to Consolidated Financial Statements                      22-27

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIOTRONICS SYSTEMS, INC. (Registrant)

By    /S/ RONALD R. BROMFIELD                               Date March 28, 1996
  ------------------------------------
         Ronald R. Bromfield
 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURES                                        DATE
              ----------                                        ----
/s/ RONALD R. BROMFIELD                                        3/28/96
- --------------------------------------
Ronald R. Bromfield
President, Director, and
Chief Executive Officer
(Principal Executive Officer)

/s/ SCOTT P. YOUNGSTROM                                        3/28/96
- --------------------------------------
Scott P. Youngstrom
Vice President Finance & Administration
(Principal Financial Officer)

/s/ TIM J. WAY                                                 3/28/96
- --------------------------------------
Tim J. Way
Director

/s/ ROBERT S. GRIMES                                           3/28/96
- --------------------------------------
Robert S. Grimes
Chairman of the Board of Directors

/s/ BRUNO T. BISCEGLIA, JR.                                    3/28/96
- --------------------------------------
Bruno T. Bisceglia, Jr.
Director

/s/ RICHARD B. EMMITT                                          3/28/96
- --------------------------------------
Richard B. Emmitt
Director

/s/ ELIZABETH H. WEATHERMAN                                    3/28/96
- --------------------------------------
Elizabeth H. Weatherman
Director

/s/ DAVID L. SCHLOTTERBECK                                     3/28/96
- --------------------------------------
Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cardiotronics Systems, Inc.
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Cardiotronics Systems, Inc. and Subsidiary (the Company) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 11, the Company is involved in certain legal actions which could have a significant impact on the consolidated financial statements. The ultimate outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements.


/S/ Deloitte & Touche, L.L.P.
- ------------------------------------
Costa Mesa, California
March 1, 1996 except for Note 8, for which the date is March 21, 1996

CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
ASSETS                                  DECEMBER 31, 1995     DECEMBER 31, 1994
- ------                                  -----------------     -----------------
CURRENT ASSETS:
Cash and Cash Equivalents                  $   619,020           $   128,655
Short-Term Investments                                               499,742
Accounts Receivable, net of
  allowance for doubtful accounts
  of $25,970 for 1995 and $110,619
  for 1994                                     931,585               806,422
Inventories, net                               644,151               754,270
Other Current Assets                           123,665               400,414
                                           -----------           -----------
    Total Current Assets                     2,318,421             2,589,503

EQUIPMENT AND FURNISHINGS, net                 550,997               353,576
GOODWILL, net                                4,000,000             8,032,122
PATENTS AND TRADEMARKS, net                  4,373,642             4,745,372
OTHER ASSETS                                   259,986               281,492
                                           -----------           -----------
    Total Assets                           $11,503,046           $16,002,065
                                           ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
Accounts Payable                           $   852,011           $   826,444
Accrued Liabilities                            698,750               715,232
Deferred Rent                                                        123,013
Note Payable to Bank                         5,800,000
Notes Payable to Shareholders                2,000,000
                                           -----------           -----------
    Total Current Liabilities                9,350,761             1,664,689

NOTE PAYABLE TO BANK                                               4,078,222
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible Preferred Stock,
  $.03 par value 40,000,000 shares
  authorized:
Series B Preferred Stock, 0 (1995)
  and 2,250 (1994) shares issued
  and outstanding                                                         67
Series C Preferred Stock, 2,768,122
  (1995) and 2,765,872(1994)
  shares issued and outstanding                 83,043                82,976
Series D Preferred Stock, 2,119,828
  (1995) and 2,119,828(1994)
  shares issued and outstanding                 63,595                63,595
Series E Preferred Stock, 6,680,172
  (1995) and 6,680,172(1994)
  shares issued and outstanding                200,405               200,405
Common Stock, $.012 par value;
  400,000,000 shares authorized;
  471,811(1995) and 471,811 (1994)
  shares issued and outstanding                  5,662                 5,662
Additional Paid in Capital                  16,500,085            16,500,085
Accumulated Deficit                        (14,700,505)           (6,593,636)
                                           -----------           -----------
Total Stockholders' Equity                   2,152,285            10,259,154
                                           -----------           -----------
    Total Liabilities and
      Stockholders' Equity                 $11,503,046           $16,002,065
                                           ===========           ===========

See independent auditors' report and notes to consolidated financial statements.

CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------
                                           YEAR ENDED            YEAR ENDED
                                        DECEMBER 31, 1995     DECEMBER 31, 1994
                                        -----------------     -----------------
Net Sales                                  $ 8,424,001           $ 2,923,909
Cost of Sales                                4,498,485             1,256,220
                                           -----------           -----------
Gross Profit                                 3,925,516             1,667,689

Operating Expenses:
Selling, General and Administrative          5,722,977             3,682,134
Research and Development                       423,132               128,389
Patent Litigation                            1,031,491               246,568
Amortization of Intangible Assets            4,429,331               234,874
                                           -----------           -----------
                                            11,606,931             4,291,965

Operating Loss                              (7,681,415)           (2,624,276)

Interest Income                                 33,791                60,504
Interest Expense                               459,245               118,260
                                           -----------           -----------
Net Loss                                   ($8,106,869)          ($2,682,032)
                                           ===========           ===========
Net Loss per Common Share                      ($17.18)               ($5.68)
                                           ===========           ===========
Weighted Average Number of
  Common Shares Outstanding (a)                471,811               471,811
                                           ===========           ===========

(a) Does not include preferred shares convertible into 2,892,031 shares of common stock (1995) and 2,892,031 (1994)


See independent auditors' report and notes to consolidated financial statements.

CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
                                                        1995            1994
                                                    -----------     ------------
OPERATING ACTIVITIES:
  Net Loss                                          ($8,106,869)    ($2,682,032)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                  1,071,753         282,497
       Write-down of goodwill                         3,487,571
       Loss on disposal of equipment                     26,350           6,326
       Gain on sale of short-term investments            (4,429)
       Changes in operating assets and
         liabilities net of effects from
         purchase of R2 Medical Systems,
         Incorporated:
           Accounts receivable, net                    (125,163)       (226,329)
           Inventories, net                             110,119             186
           Other current assets                         283,087           1,930
           Accounts payable and accrued
             liabilities                                 (3,531)        218,878
           Deferred liabilities                        (110,394)         83,505
                                                    -----------     -----------
       NET CASH USED IN OPERATING ACTIVITIES         (3,371,506)     (2,315,039)

INVESTING ACTIVITIES:

  Proceeds from sale of short term investments          496,610         500,064
  Capitalized patent costs                              (10,314)
  Purchases of equipment and furnishings               (346,203)        (88,038)
  Increase in note receivable from officer                             (120,000)
  Purchase of R2 Medical Systems, Incorporated,
    net of cash acquired                                            (14,615,646)
                                                    -----------     -----------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                           140,093     (14,323,620)

FINANCING ACTIVITIES:
  Proceeds from notes payable and short-term
    borrowings                                        3,721,778       9,078,222
  Principal payments on short-term borrowings                        (5,230,000)
  Proceeds from sale of preferred stock, net                         10,979,999
                                                    -----------     -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES      3,721,778      14,828,221
                                                    -----------     -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS        490,365      (1,810,438)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          128,655       1,939,093
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $   619,020     $   128,655
                                                    ===========     ===========

SUPPLEMENTARY DISCLOSURES:
  Interest paid                                     $   435,752     $    78,222

  Income taxes paid                                 $     2,400     $     1,600

  During 1994, the Company acquired R2 Medical
    Systems, Incorporated, a transaction
    summarized as follows:
      Fair value of assets acquired                                 $15,778,149
      Cash paid, net of cash acquired                               (14,615,646)
                                                                    -----------
        Liabilities assumed                                         $ 1,162,503
                                                                    ===========

See independent auditors' report and notes to consolidated financial statements.

CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------

                                                                   CONVERTIBLE
                                           COMMON STOCK          PREFERRED STOCK        ADDITIONAL
                                           ------------          ---------------          PAID-IN       ACCUMULATED
                                         SHARES     AMOUNT     SHARES(a)     AMOUNT       CAPITAL         DEFICIT          TOTAL
                                         -------    ------    ----------    --------    -----------    ------------     -----------
Balances at December 31, 1993            471,811    $5,662     2,768,122    $ 83,043    $ 5,784,086    $ (3,911,604)    $ 1,961,187
Issuance of Series D preferred stock                           2,119,828      63,595      2,586,190                       2,649,785
Issuance of Series E preferred stock                           6,680,172     200,405      8,129,809                       8,330,214
Net loss                                                                                                 (2,682,032)     (2,682,032)
                                         ------------------------------------------------------------------------------------------

Balances at December 31, 1994            471,811     5,662    11,568,122     347,043     16,500,085      (6,593,636)     10,259,154
Net loss                                                                                                 (8,106,869)     (8,106,869)
                                         ------------------------------------------------------------------------------------------
Balances at December 31, 1995            471,811    $5,662    11,568,122    $347,043    $16,500,085    $(14,700,505)    $ 2,152,285
                                         ==========================================================================================


(a) Convertible into 2,892,031 shares of common stock at December 31, 1995 and 1994, respectively.

CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Two Years Ended December 31, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL: Cardiotronics Systems, Inc. and Subsidiary (the "Company") is engaged in the design, manufacture and sale of disposable medical products used for emergency resuscitation and support.

CONSOLIDATION: The consolidated financial statements include the accounts of Cardiotronics Systems, Inc. and its wholly-owned subsidiary, R2 Medical Systems, Inc. (R2) (Note 2). All material intercompany profits, transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's balance sheet includes the following financial instruments: cash and cash equivalents, trade accounts receivable, accounts payable, and notes payable. The Company considers the carrying amounts in the financial statements to approximate fair value for these financial instruments due to the relatively short period of time between origination of the instruments and their expected realization. The carrying amount of the note receivable from officer is considered to approximate fair value given the discounting of the note at its inception.

REVENUE RECOGNITION: The Company recognizes revenue at the time product is shipped.

CREDIT RISK: The Company sells its products primarily to hospitals and other healthcare providers worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

CASH EQUIVALENTS: The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

INVESTMENTS: Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1994, marketable equity and debt securities have been categorized as available for sale and are stated at fair value. Marketable equity and debt securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses, if any, are included as a component of stockholders' equity until realized.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

EQUIPMENT AND FURNISHINGS: Equipment and furnishings are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over 5 years. Leasehold improvements are amortized over the lesser of the useful life or the related lease term.

INTANGIBLE ASSETS: Goodwill represents the excess of cost over net assets acquired from the acquisition of R2 Medical, which is being amortized over 15 years, and is net of accumulated amortization of $4,168,258 and $136,138 as of December 31, 1995 and 1994 respectively (see Note 12). Patents and trademarks, including patents acquired in the purchase of R2, are being amortized over their remaining lives of approximately twelve years, and are net of accumulated amortization of $497,825 and $100,615 as of December 31, 1995 and 1994 respectively. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether the amortization of the balance over its remaining useful life can be recovered through projected undiscounted future cash flows from operations.

PER SHARE INFORMATION: Loss per common share is computed using the weighted average number of common shares outstanding for the period. The computation of net loss per common share excludes convertible preferred stock and options outstanding, since their effect would be anti-dilutive.

All per share information has been adjusted to reflect the one-for-four reverse stock split in June, 1995.

RECENT ACCOUNTING PRONOUNCEMENTS: In the fourth quarter of fiscal year 1995, the Company elected to adopt early the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs. The adoption of SFAS 121 resulted in the Company recording an impairment loss of $3.4 million (Note 12).

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, which became effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS 123 or APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro-forma disclosures of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company is in the process of evaluating the impact of SFAS 123 and the potential impact on the Company adopting the new standard has not been quantified at this time. The Company must adopt SFAS 123 no later than December 1, 1996.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1994 financial statements to conform them to the 1995 presentation.

2. ACQUISITION OF R2 MEDICAL SYSTEMS, INC.

Effective September 30, 1994, the Company acquired all of the outstanding common stock of R2 for $14,615,646, net of cash acquired. R2 manufactures disposable medical products used for emergency resuscitation and support. This transaction was accounted for as a purchase with R2's operating results included in the Consolidated Statement of Operations from the date of acquisition. As a result of the acquisition, the Company recorded goodwill and Patent acquisition costs of $8,168,259 and $4,838,000, respectively.

The unaudited consolidated results of operations through December 31, 1994 on a pro forma basis as though the acquisition had been consummated on January 1, 1994 is as follows:


                                   Year ended December 31, 1994
                                   ----------------------------
Sales                                       $ 6,234,448
Net Loss                                    $(3,495,136)
Net Loss per common share                        $(1.85)


The pro forma financial information presented is not necessarily indicative either of results of operations that would have occurred had the acquisition been effected on January 1, 1994 or of future results of operations.

3. OPERATIONS AND MANAGEMENT'S PLANS

The Company has incurred significant recurring operating losses. The Company's attainment of profitable operations is dependent upon achieving a level of sales adequate to support the Company's cost structure. Until this level of sales is achieved, the Company will continue to require funds to support its ongoing operations. Management's intent is to obtain such funds through equity financing and borrowings from stockholders. Management has received a commitment from its majority shareholder to provide sufficient funds to continue operations through December 31, 1996.

The Company does not have the funds to repay the bank loan (Note 8) which matures on May 31, 1996. Management believes that it can renew this line of credit. Additionally, WP Investors, Inc. has agreed to provide the Company with sufficient funds to carry on operations through December 31, 1996, either in the form of a guarantee of a bank loan or as a direct equity or debt placement.

Management is concentrating on reducing operating expenses and manufacturing costs. Management is also exploring possible distribution arrangements with other medical device manufacturers in order to distribute additional products through the Company's existing sales force.

4. INVENTORIES
                                DECEMBER 31,
                          ----------------------
                            1995          1994
                          --------      --------
Raw material              $715,707      $504,007
Work in process               --         134,486
Finished goods              73,386       134,804
Reserve                   (144,942)      (19,027)
                          --------      --------
                          $644,151      $754,270
                          ========      ========

5. INVESTMENTS

During 1995, the Company sold investments with an aggregate book value of $492,181 for total cash proceeds of $496,610, resulting in a net realized gain of $4,429.

6.  EQUIPMENT AND FURNISHINGS

                                                  DECEMBER 31,
                                            ----------------------
                                              1995          1994
                                            --------      --------
Machinery and equipment                     $545,669      $354,818
Furniture and fixtures                        76,769        76,769
Leasehold improvements                       149,013        36,198
                                            --------      --------
                                             771,451       467,785
Accumulated depreciation and amortization   (220,454)     (114,209)
                                            --------      --------
Net equipment and furnishings               $550,997      $353,576
                                            ========      ========


7. NOTE RECEIVABLE FROM OFFICER

During 1994, the Company loaned an officer $200,000 for the purpose of purchasing a residence. The loan is unsecured, carries no interest and is repayable in five equal annual installments commencing in February 1998. The Company has imputed a discount on the note of $80,000, utilizing a 9% interest rate, which is being amortized to interest income over the term of the note. The outstanding balance of the note, net of discount, is included in other assets in the accompanying consolidated balance sheets.

8. NOTE PAYABLE TO BANK

The Company has a $6,000,000 revolving credit facility with a bank which matures on May 31, 1996. The credit facility, guaranteed by WP Investors, Inc., a shareholder of the Company, is collateralized by substantially all of the Company's assets. At December 31, 1995, $5,800,000 was outstanding under this facility at an interest rate of 7 3/8%, payable monthly. The credit agreement contains certain restrictive covenants including minimum net worth and working capital requirements and prohibits the payment of dividends. The Company was in compliance with or had received waivers on all covenants of this facility at December 31, 1995.

9. NOTES PAYABLE TO SHAREHOLDERS

During 1995 the Company borrowed a total of $2,000,000 through a series of demand notes from two of its major shareholders. The Company borrowed $1,746,000 from Warburg, Pincus Investors, L.P. and $254,000 from Vertical Fund Associates, L.P. The notes are unsecured, subordinated to the Company's bank loans and carry an average interest rate of 6.5%. The Company is currently not making interest payments on the notes. Interest payable on these loans as of December 31, 1995 was $13,040 and $1,878 to Warburg and Vertical, respectively, and is included within accrued liabilities in the accompanying consolidated balance sheet.

10. STOCKHOLDERS' EQUITY

At December 31, 1995, there were 3,601,928 shares of common stock reserved for issuance under stock option plans, for exercise of warrants, and for conversion of preferred stock. The total liquidation preference of outstanding preferred stock is $13,768,122 as of December 31, 1995.

In September 1994, the Company sold 2,119,828 shares of Series D Convertible Preferred Stock and 6,680,172 shares of Series E Convertible Preferred Stock at $1.25 per share for proceeds of $10,980,000, net of expenses of approximately $20,000.

As of December 31, 1995, the 2,768,122 shares of Series C Convertible Preferred Stock, the 2,119,828 shares of Series D Convertible Preferred Stock and the 6,680,172 shares of Series E Convertible Preferred Stock were convertible into 692,031, 529,957 and 1,670,043 shares, respectively, of the Company's common stock. Assuming full conversion of all Series of Convertible Preferred Stock, the total number of common shares outstanding at December 31, 1995 would have been 3,363,842.

The Company has three stock option plans under which options may be granted to employees, directors, and advisors. Options may be designated as incentive stock options or nonstatutory stock options; however, incentive stock options may be granted only to employees of the Company. Incentive stock options must be granted at not less than fair market value of the related shares on the date of grant. Nonstatutory stock options must be granted at not less than 85% of fair market value on the date of grant. A maximum of 700,000 options may be granted under these plans. Options expire at various dates through November 2005. At December 31, 1995, there were 398,850 options outstanding, of which 195,200 were exercisable. The balance of 203,650 options outstanding becomes exercisable at various dates through November 1998.

Changes in options outstanding are as follows:

                                                            Price
                                        Shares            Per Share
                                       -------            ---------

Outstanding at December 31, 1993       106,500              $4.00
Granted                                130,500          $4.00 to $6.00
                                       -------
Outstanding at December 31, 1994       237,000          $4.00 to $6.00
Granted                                162,150          $6.52 to $8.00
Canceled                                  (300)              $7.00
                                       -------

Outstanding at December 31, 1995       398,850           $4.00 to $8.00
                                       =======


The Company has warrants outstanding to purchase 9,897 shares of common stock, which are exercisable at $24.00 per share and expire on February 10, 1997.

11.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company has entered into noncancelable operating leases for manufacturing and office space and equipment. Rental expense for the years ended December 31, 1995 and 1994 was $167,147 and $112,198, respectively. At December 31,
1995, aggregate minimum future lease payments were as follows:

Year ended December 31:

             1996                  $174,008
             1997                   180,323
             1998                   190,282
             1999                   201,078
             2000                    50,944
                                    -------
                                   $796,635
                                   ========
LITIGATION

In May 1994, R2 filed a patent infringement lawsuit against Katecho, Inc., Cardiovascular Group of Oregon, Inc., and Padeco, Inc. in U.S. District Court, Northern District of Illinois, Eastern Division. The lawsuit is in discovery, and no trial date has been scheduled. If the Company does not prevail in this lawsuit, it will have to write down a significant amount of the value assigned to these patents.

In July 1994, R2 was named as a defendant in a product liability action in the Supreme Court of the State of New York, County of Suffolk, entitled J. Michael Kramer vs. County of Suffolk, et. al. (the "action"). The action alleges, among other things, that defibrillation pads manufactured by R2 Medical Systems were defective and seeks damages of $20 million. While this litigation has proceeded slowly and is still in an early stage, the Company believes, after consultation with its counsel, that it has valid defenses based on the fact that, to the Company's best knowledge, the electrodes alleged to be defective were never used on the plaintiff, nor were such electrodes ever recovered or documented to be manufactured by R2. However, in view of the inherent uncertainties surrounding this type of litigation, no assurance can be given that R2 will prevail in this case. The Company is unable to assess the likelihood of an adverse outcome or estimate the amount or range, if any, of any possible loss. An adverse judgment could have a material adverse effect on the financial condition and operations of the Company.

On December 30, 1994, R2 was sued in the U.S. District Court, Northern District of Illinois, Eastern Division, in an action entitled Roger Lee Heath vs. Baxter, Walters, Townsen, et. al. R2 has filed a motion to dismiss this lawsuit on the basis that no wrongdoing is alleged against R2. The Company believes that this lawsuit is baseless.

12.  IMPAIRMENT OF ASSETS

In the fourth quarter of fiscal year 1995, the Company elected to adopt early the provisions of SFAS 121. This statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs. Based upon the comparison of the recorded values of long-lived assets (defined as fixed assets and goodwill) against the expected future cash flows to be generated by the assets and after applying the principles of measurement contained in the Statement, the Company determined that the long-lived assets were impaired, and accordingly, recorded a charge to goodwill of approximately $3.4 million. Such charge has been included in the accompanying consolidated statements of operations within the line item Amortization of Intangible Assets.

13.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 1995 and 1994, the Company had deferred tax assets of approximately $8,800,000 and $2,300,000, respectively which were fully reserved. The deferred tax assets relate primarily to operating loss carryforwards which expire beginning in 2002. The annual usage of such operating losses to reduce future income taxes is subject to significant limitations.

14.  MAJOR DISTRIBUTORS AND FOREIGN SALES

The Company's two largest customers accounted for 18% and 16% of sales, respectively, in 1995. No one customer accounted for more than 10% of sales for the year ended December 31, 1994. The Company has no foreign operations. Export sales (payable in U.S. dollars) were $1,326,542 in 1995 and $239,308 in 1994.

15.  EMPLOYEE BENEFIT PLAN

During the year ended December 31, 1994, the Company established a defined contribution employee profit sharing plan (the 401(k) Plan or the Plan). Employees who attain the age of 18 and are employed by the Company for 3 months are eligible to participate in the 401(k) Plan. The 401(k) Plan allows the participating employees to defer specified percentages of their compensation (as defined), with the Company matching certain amounts. There were no Company contributions; and administrative costs associated with the Plan were $1,305 and $350 for the years ended December 31, 1995 and 1994, respectively.

                               EXHIBIT INDEX
EXHIBIT                                                                     PAGE
  NO:                                                                        NO:
- ------                                                                      ----
21.1 --  List of Subsidiaries of the Company..............................
23.1 --  Consent of Deloitte & Touche LLP.................................

- ------------