Form 10QSB
period 1996-03-31
CARDIOTRONICS SYSTEMS INC
filed 1996-05-14
CIK 835316

                                    United States
                         Securities and Exchange Commission
                                Washington, D.C. 20549

                                     FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31,1996              Commission File Number: 0-26656


                           CARDIOTRONICS SYSTEMS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

           Colorado                                      33-0327520
- ---------------------------------               ---------------------------
  (State or other jurisdiction                  (I.R.S. Employer ID Number)
of incorporation or organization)


5966 La Place Court, Carlsbad, California                   92008
- -----------------------------------------                   ------
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

                               Yes  X
                                   ----  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at May 2, 1996
- -----                                        --------------------------
Common Stock ($.012 Par Value)                    475,811 shares

                 CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY
- -------------------------------------------------------------------------------
                                   INDEX


PART 1.   FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Condensed consolidated balance sheets at
          March 31, 1996 and December 31, 1995                           3

          Condensed consolidated statements of operations for the
          three months ended March 31, 1996 and 1995                     4

          Condensed consolidated statements of cash flows for the
          three months ended March 31, 1996 and 1995                     5

          Notes to condensed consolidated financial statements           6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings                                              11

Item 2 - Changes in Securities                                    Not applicable

Item 3 - Defaults Upon Senior Securities                          Not applicable

Item 4 - Submission of Matters to a Vote of Security - Holders    Not applicable

Item 5 - Other Information                                        Not applicable

Item 6 - Exhibits and Reports on Form 8-K                               11

                                   Form 10-QSB
                                 Part I - Item 1
                              Financial Information

                    CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------

                                     ASSETS

                                          March 31, 1996         December 31, 1995
                                          --------------         ------------------
                                           (unaudited)
Current assets:
   Cash and cash equivalents               $    642,037              $    619,020
   Accounts receivable, net                   1,253,393                   931,585
   Inventories, net                             706,023                   644,151
   Other current assets                          89,343                   123,665
                                           ------------               -----------
            Total current assets              2,690,796                 2,318,421

Equipment and furnishings, net                  593,459                   550,997
Goodwill, net                                 3,927,272                 4,000,000
Patents and trademarks, net                   4,288,098                 4,373,642
Other assets                                    246,305                   259,986
                                           ------------               ------------
            Total assets                   $ 11,745,930               $ 11,503,046
                                           ------------               ------------
                                           ------------               ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                        $  1,052,566              $     852,011
   Accrued liabilities                          484,089                    698,750
   Notes payable to shareholder               2,500,000                  2,000,000
   Note payable to bank                       5,800,000                  5,800,000
                                           ------------               ------------
            Total current liabilities         9,836,655                  9,350,761

Commitments and Contingencies

Stockholders' equity:
Convertible preferred stock, $.03 par
  value; 40,000,000 shares authorized:
  Series C,D and E preferred stock,
     11,568,122 (1996) and (1995)
     shares issued and outstanding              347,043                    347,043
Common stock, $.012 par value; 100,000,000
   shares authorized; 475,811 (1996)
   and 471,802 (1995) issued and
   outstanding                                    5,710                     5,662
Additional paid in capital                   16,516,037                16,500,085
Accumulated deficit                         (14,959,515)              (14,700,505)
                                           ------------               ------------
Total stockholders' equity                    1,909,275                  2,152,285
                                           ------------               ------------
            Total liabilities and
               stockholders' equity        $ 11,745,930               $ 11,503,046
                                           ------------               ------------
                                           ------------               ------------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                            CONSOLIDATED FINANCIAL STATEMENTS.

                   CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- -------------------------------------------------------------------------------

                                                 Three Months       Three Months
                                                     Ended              Ended
                                                March 31, 1996     March 31, 1995
                                                --------------     --------------

   Net sales                                       $2,299,142         $ 1,889,932
   Cost of sales                                    1,133,792             853,569
                                                   ----------         -----------
      Gross margin                                  1,165,350           1,036,363

   Selling and marketing expenses                     519,751             650,647
   General and administrative expenses                487,535             604,531
   Research and development expenses                  115,131              93,301
   Patent litigation expenses                          23,969             356,979
   Amortization of intangible assets                  172,008             234,872
                                                   ----------         -----------
      Total operating expenses                      1,318,394           1,940,330
                                                   ----------         -----------
      Loss from operations                           (153,044)           (903,967)
                                                   ----------         -----------
  Other income (expense)
    Interest income                                     7,329              11,336
    Interest expense                                 (138,719)           (109,027)
    Other, net                                         25,424                   -
                                                   ----------         -----------
                                                     (105,966)            (97,691)
                                                   ----------         -----------
   Net loss                                        $ (259,010)        $(1,001,658)
                                                   ----------         -----------
                                                   ----------         -----------
   Net loss per common share                       $    (0.55)        $    (2.12)
                                                   ----------         -----------
                                                   ----------         -----------
   Weighted average number of
     common shares outstanding(a)                     474,448             471,802
                                                   ----------         -----------
                                                   ----------         -----------
(a) Excludes preferred stock convertible into
      2,892,031 shares of common stock in
      1996 and 1995

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS

                  CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                         Three Months         Three Months
                                                            Ended                 Ended
                                                           3/31/96               3/31/95
                                                         -------------        -------------
Cash flows from operating activities:
   Net loss                                                $(259,010)          $(1,001,658)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                       210,781               261,065
         Amortization of premium on securities                                       6,470
         Changes in operating assets and liabilities:
            Accounts receivable, net                        (321,808)             (152,328)
            Inventories, net                                 (61,872)             (198,734)
            Other assets                                      36,970                (2,275)
            Accounts payable                                 200,555               630,567
            Accrued liabilities                             (214,661)             (334,366)
            Deferred liabilities                                                   (25,628)
                                                           ---------           -----------
Net cash used in operating activities                       (409,045)             (816,887)
                                                           ---------           -----------
Cash flows from investing activities:
   Proceeds from sale of short term investments                                    300,000
   Capitalized patent costs                                   (2,704)
   Purchases of equipment and furnishings                    (81,234)              (78,728)
                                                           ---------           -----------
Net cash (used in) provided by investing activities          (83,938)              221,272
                                                           ---------           -----------
Cash flows from financing activities:
   Proceeds from notes payable and short-term borrowings     500,000
   Proceeds  from issuance of common stock                    16,000
   Proceeds from notes payable and short-term borrowings                           621,778
                                                           ---------           -----------
Net cash provided by financing activities                    516,000               621,778
                                                           ---------           -----------
Net increase (decrease) in cash and cash equivalents          23,017                26,163
Cash and cash equivalents at beginning of year               619,020               128,655
                                                           ---------           -----------
Cash and cash equivalents at end of period                 $ 642,037           $   154,818
                                                           ---------           -----------
                                                           ---------           -----------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                 CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

NOTE 1 - BUSINESS AND STATEMENT OF ACCOUNTING POLICY

BUSINESS:

Cardiotronics Systems, Inc. ("Cardiotronics") and its wholly-owned subsidiary, R2 Medical Systems, Inc. ("R2") develops, manufactures and markets disposable medical devices for the acute treatment of heart rate disorders (Cardiotronics and R2 are collectively referred to herein as the "Company").

STATEMENT OF ACCOUNTING POLICY:

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. All material intercompany profits, transactions and balances are eliminated upon consolidation.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the Company's financial position as of March 31, 1996, and the results of its operations and its cash flow. These results are not necessarily indicative of the results to be expected for the full fiscal year.
 The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

NET LOSS PER COMMON SHARE:

Losses per common share are calculated using the weighted average number of common shares outstanding during the period. This computation excludes convertible preferred stock and options outstanding, since their effect would be anti-dilutive. All per share amounts have been restated to reflect the one for four reverse split on common stock effective June 21, 1995.

                    CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

NOTE 1 - BUSINESS AND STATEMENT OF ACCOUNTING POLICY (CONTINUED)

RECLASSIFICATIONS:

Certain reclassifications have been made to the 1995 financial statements to conform them to the 1996 presentation.

NOTE 2 - NOTES PAYABLE TO SHAREHOLDERS

On March 19, 1996, the Company issued demand notes (the "Notes") and borrowed $500,000 from two of its major shareholders. The Notes are unsecured, subordinated to the Company's bank loan and have an interest rate of 7% per annum. The proceeds were used to fund cash used in operations. As of March 31, 1996, the Company has demand notes outstanding of $2,183,500 from Warburg, Pincus Investors, L. P. ("Warburg") and $316,500 from the Vertical Fund Associates, L. P. ("Vertical") which carry an average interest rate of 6.6%. The Company is not currently making interest payments on the outstanding balance. Accrued interest payable at March 31, 1996, was approximately $42,500 and $6,200 to Warburg and Vertical, respectively.

                                Part I - Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

OVERVIEW

The Company's business is the successor to the operations of Cardiotronics, Inc., a company incorporated in Colorado in April 1987. As a result of a stock transfer and exchange in August 1989, Cardiotronics, Inc. became a majority owned subsidiary of Encore Ventures, Ltd., a public company incorporated in Colorado in April 1988. In November 1989, Encore Ventures, Ltd. changed its name to Cardiotronics Systems, Inc. A merger between the Company and its majority owned subsidiary, Cardiotronics, Inc. was completed in December 1992. In September 1994, the Company acquired all of the outstanding common stock of R2 Medical Systems, Inc., a manufacturer of stimulation electrodes and cabling systems.

For purposes of this discussion and analysis, the three months ended March 31, 1995 and 1996 are referred to as 1995 and 1996, respectively.

FINANCIAL CONDITION

For the three months ended March 31, 1996, net cash used in operations was $409,045 compared to $816,887 in 1995. The decrease in net cash used in operations was due primarily to the decrease in the net loss from 1996 compared to 1995 and an increase in accounts payable due to raw material inventory purchases. This was partially offset by an increase in accounts receivable due to the large volume of sales during the last month of the quarter and a decrease in accrued expenses related to the cost containment programs implemented during the fourth quarter of 1995.

On March 19, 1996,the Company issued a demand note and borrowed $500,000 from two shareholders at 7% interest per annum. The proceeds were used to fund the cash used in operations (see Note 2 to the Condensed Consolidated Financial Statements).

The Company will continue to use net cash in operating activities as long as net losses continue to be significant, resulting in a need for external sources of financing. The Company's bank line of credit expires on May 28, 1996. Management is currently seeking to extend this credit line prior to its maturity. As of March 31, 1996, the Company had borrowing availability under the bank credit line of $200,000. Although there can be no assurance the Company will be successful in renewing this bank credit line, the Company has a commitment from Warburg, a significant preferred shareholder, to provide sufficient funds to continue operations through December 31, 1996.

The Company currently plans to spend approximately $175,000 for capital expenditures during the remainder of 1996.

                                 PART I - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------


RESULTS OF OPERATIONS

SALES

Sales increased in 1996 by $409,210, or 22%, over 1995. This growth is due primarily to increased volumes of stimulation electrodes to both retail and OEM customers. There was a slight decline in retail selling prices and a slight increase in OEM selling prices in 1996 when compared to 1995.

Management believes that the Company's continued sales growth will depend on unit volume growth resulting from market acceptance of the clinical advantages of stimulation slectrodes and the ability to maintain current selling price levels despite pressure from both its retail and OEM customers.

GROSS MARGIN

Gross margin in 1996 increased by $128,987 from 1995 due primarily to the Company's increase in sales volume. The gross margin percentage declined to 50.7% in 1996 from 54.8% in 1995 due primarily to the shift in sales mix toward lower margin OEM products in 1996.

SELLING AND MARKETING EXPENSES

Selling expenses in 1996 declined by $130,896 compared to 1995 as a result of a decrease in personnel and certain promotional costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses in 1996 declined by $116,996 compared to 1995 due primarily to the consolidation of the operations of R2 which was completed during the second quarter of 1995.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses in 1996 increased by $21,830, or 23%, due to costs related to the completion of the development of a new product line in 1996 and increases in research costs related to conductive gel and interface cable technology. An increase in personnel expenses in 1996 at the Company's headquarters in Carlsbad was offset by a reduction in personnel expenses at R2's former facility in Chicago.

                                 PART I - ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

PATENT LITIGATION EXPENSES

Patent litigation expenses in 1996 declined to $23,969 from $356,979 in 1995. This decline is due primarily to the high level of discovery expense in 1995 related to litigation with Katecho, Inc., ("Katecho") which asserts that the Company's patents are being violated by Katecho. Management believes that the trial with Katecho, which has not been scheduled at this time, will cost approximately $500,000.

AMORTIZATION OF INTANGIBLE ASSETS

The decrease in amortization of intangible assets is due to the $3.4 million write-down of goodwill during the fourth quarter of 1995.

OTHER INCOME (EXPENSE)

Interest expense increased from 1995 to 1996 due primarily to the $3,600,000 increase in notes payable at March 31, 1996 compared to March 31, 1995. Other, net is due primarily to the net proceeds from a litigation settlement. See Part II - Item 1. Legal Proceedings

                                    PART II

                               OTHER INFORMATION
- -------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

     On February 28, 1996, the Company settled a lawsuit with Zoll wherein the Company contended Zoll had engaged in a pattern of unfair trade practices and unfair competition by marketing its products using false and misleading statements regarding the safety of Cardiotronics stimulation electrodes. The terms of the settlement include a payment by Zoll of an undisclosed amount and an agreement that Zoll would not make certain specified statements. Zoll also agreed to revise a number of warnings and warranty language that appear in its future product packaging and user manuals and to provide written confirmation of its policies to certain customers and Zoll employees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     10.1 Employment Agreement, dated May 10, 1996, by and among the Company and Ronald R. Bromfield
     10.2 Employment Agreement, dated May 10, 1996, by and among the Company and Bruno T. Bisceglia, Jr.
     10.3 Employment Agreement, dated May 10, 1996, by and among the Company and Dennis W. Gladney
     10.4 Employment Agreement, dated May 10, 1996, by and among the Company and Scott P. Youngstrom

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Cardiotronics Systems, Inc.
                                                ----------------------------
                                                         (REGISTRANT)

Date:  May 13, 1996                         By: /s/ Ronald R. Bromfield
                                                ----------------------------
                                                Ronald R. Bromfield
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                OFFICER (PRINCIPAL EXECUTIVE
                                                OFFICER)

Date:  May 13, 1996                         By: /s/ Scott P. Youngstrom
                                                ----------------------------
                                                Scott P. Youngstrom
                                                VICE PRESIDENT, FINANCE &
                                                ADMINISTRATION (PRINCIPAL
                                                FINANCIAL OFFICER)

                               EXHIBIT INDEX
- -------------------------------------------------------------------------------

  Exhibit                                                                  Page
    No.                                                                     No.
  -------                                                                  ----
  10.1      Employment Agreement, dated May 10, 1996, by and among the
            Company and Ronald R. Bromfield
  10.2      Employment Agreement, dated May 10, 1996, by and among the
            Company and Bruno T. Bisceglia, Jr.
  10.3      Employment Agreement, dated May 10, 1996, by and among the
            Company and Dennis W. Gladney
  10.4      Employment Agreement, dated May 10, 1996, by and among the
            Company and Scott P. Youngstrom