Form 10QSB
period 1996-06-30
CARDIOTRONICS SYSTEMS INC
filed 1996-08-02
CIK 835316

                                    United States
                          Securities and Exchange Commission
                                Washington, D.C. 20549

                                     FORM 10-QSB

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30,1996                Commission File Number: 0-26656


                             Cardiotronics Systems, Inc.
                          ---------------------------------
                (Exact Name of Registrant as specified in its charter)

    Colorado                                               33-03275
   ------------                                           -------------
(State or other jurisdiction                     (I.R.S. Employer ID Number)
of incorporation or organization)


5966 La Place Court, Carlsbad, California                            92008
- ------------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

          Registrant's telephone number, including area code (619) 431-9446
                                                            ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X
                                       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of the latest practicable date.

Class                                            Outstanding at July 31, 1996
- -------                                          ----------------------------
Common Stock ($.012 Par Value)                             475,811 shares

                      CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY
- --------------------------------------------------------------------------------

                                        INDEX


PART I.  FINANCIAL INFORMATION
- -------------------------------

Item 1 - Financial Statements:

         Condensed consolidated balance sheets at
         June 30, 1996 and December 31, 1995                          3

         Condensed consolidated statements of operations for the
         three and six months ended June 30, 1996 and 1995            4


         Condensed consolidated statements of cash flows for the
         three and six months ended June 30, 1996 and 1995            5

         Notes to condensed consolidated financial statements         6

Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 8

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings                                       Not applicable

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

                                     Form 10-QSB
                                   Part I - Item 1
                                Financial Information

                      CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

                        CONDENSED CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------

                                        ASSETS


                                              June 30, 1996   December 31, 1995
                                               ------------     ------------
                                                (unaudited)

Current assets:
    Cash and cash equivalents                 $     279,771    $     619,020
    Accounts receivable,net                       1,074,044          931,585
    Inventories, net                              1,067,452          644,151
    Other current assets                            102,870          123,665
                                               ------------     ------------
         Total current assets                     2,524,137        2,318,421

Equipment and furnishings, net                      660,163          550,997
Goodwill, net                                     3,854,545        4,000,000
Patents and trademarks, net                       4,206,603        4,373,642
Other assets                                        246,662          259,986
                                               ------------     ------------
         Total assets                         $  11,492,110    $  11,503,046
                                               ------------     ------------
                                               ------------     ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                          $   1,403,559    $     852,011
    Accrued liabilities                             492,652          698,750
    Notes payable to shareholder                  2,500,000        2,000,000
    Note payable to bank                          5,500,000        5,800,000
                                               ------------     ------------
         Total current liabilities                9,896,211        9,350,761

Commitments and Contingencies

Stockholders' equity:
Convertible preferred stock, $.03 par value;
    40,000,000 shares authorized:
    Series C,D and E preferred stock,
         11,568,122 (1996) and (1995)
         shares issued and outstanding              347,043          347,043
Common stock, $.012 par value; 100,000,000
    shares authorized; 475,811 (1996) and
    471,802 (1995) issued and outstanding             5,710            5,662
Additional paid in capital                       16,516,037       16,500,085
Accumulated deficit                             (15,272,891)     (14,700,505)
                                               ------------     ------------
Total stockholders' equity                        1,595,899        2,152,285
                                               ------------     ------------
         Total liabilities and stockholders'
              equity                          $  11,492,110    $  11,503,046
                                               ------------     ------------
                                               ------------     ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                 CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------------------

                                                      Three months ended                  Six months ended
                                                           June 30,                           June 30,
                                                  ---------------------------       ---------------------------
                                                    1996             1995             1996             1995
                                                 ----------       ----------       ----------       ----------
Net sales                                       $ 2,637,776      $ 1,932,563      $ 4,936,918      $ 3,822,495
Cost of sales                                     1,447,265        1,145,875        2,581,057        1,999,444
                                                 ----------       ----------       ----------       ----------
    Gross margin                                  1,190,511          786,688        2,355,861        1,823,051

Selling and marketing expenses                      514,275          796,488        1,034,026        1,447,135
General and administrative expenses                 434,860          781,887          922,395        1,386,418
Research and development expenses                   135,264           81,401          250,395          174,702
Patent litigation expenses                           96,604          491,525          120,573          848,504
Amortization of intangible assets                   171,302          234,873          343,310          469,745
                                                 ----------       ----------       ----------       ----------
    Total operating expenses                      1,352,305        2,386,174        2,670,699        4,326,504
                                                 ----------       ----------       ----------       ----------

    Loss from operations                           (161,794)      (1,599,486)        (314,838)      (2,503,453)
                                                 ----------       ----------       ----------       ----------

Other income (expense)
    Interest income                                   8,593           13,320           15,922           24,656
    Interest expense                               (141,464)        (108,028)        (280,183)        (217,055)
    Other, net                                      (18,711)              -             6,713               -
                                                 ----------       ----------       ----------       ----------
                                                   (151,582)         (94,708)        (257,548)        (192,399)
                                                 ----------       ----------       ----------       ----------

    Net loss                                    $  (313,376)     $(1,694,194)     $  (572,386)     $(2,695,852)
                                                 ----------       ----------       ----------       ----------
                                                 ----------       ----------       ----------       ----------

    Net loss per common share                   $     (0.66)     $     (3.59)     $     (1.20)     $     (5.71)
                                                 ----------       ----------       ----------       ----------
                                                 ----------       ----------       ----------       ----------

    Weighted average number of
         common shares outstanding (a)              475,811          471,802          475,147          471,802
                                                 ----------       ----------       ----------       ----------
                                                 ----------       ----------       ----------       ----------


(a) Excludes preferred stock convertible into 2,892,031 shares of common stock in 1996 and 1995


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                                                 CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                  Six months ended
                                                                     June 30,                           June 30,
                                                            ---------------------------       ---------------------------
                                                              1996             1995             1996             1995
                                                           ----------       ----------       ----------       ----------
Net cash provided by (used in) operating activities            67,107       (1,078,373)        (341,938)      (1,895,260)
                                                           ----------       ----------       ----------       ----------

Cash flows from investing activities:
    Proceeds from sale of short-term investments                               196,610                           496,610
    Capitalized patent costs                                  (17,844)                          (20,548)
    Purchases of equipment and furnishings                   (111,529)          (8,216)        (192,763)         (86,944)
                                                           ----------       ----------       ----------       ----------
Net cash (used in) provided by investing activities          (129,373)         188,394         (213,311)         409,666
                                                           ----------       ----------       ----------       ----------

Cash flows from financing activities:
    Principal payment on notes payable                       (300,000)                         (300,000)
    Proceeds from notes payable and short-term borrowings                      900,000          500,000        1,521,778
    Proceeds  from issuance of common stock                                                      16,000
                                                           ----------       ----------       ----------       ----------
Net cash provided by financing activities                    (300,000)         900,000          216,000        1,521,778
                                                           ----------       ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents         (362,266)          10,021         (339,249)          36,184
Cash and cash equivalents at beginning of year                642,037          154,818          619,020          128,655
                                                           ----------       ----------       ----------       ----------
Cash and cash equivalents at end of period                   $279,771        $ 164,839         $279,771         $164,839
                                                           ----------       ----------       ----------       ----------
                                                           ----------       ----------       ----------       ----------

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                      CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 1 - BUSINESS AND STATEMENT OF ACCOUNTING POLICY

BUSINESS:
Cardiotronics Systems, Inc. ("Cardiotronics") and its wholly-owned subsidiary, R2 Medical Systems, Inc. ("R2") develops, manufactures and markets disposable medical devices for the acute treatment of heart rate disorders ( Cardiotronics and R2 are collectively referred to herein as "the Company").

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the Company's financial position as of June 30, 1996, and the results of its operations and its cash flow. These results are not necessarily indicative of the results to be expected for the full fiscal year. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

                      CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 1 - BUSINESS AND STATEMENT OF ACCOUNTING POLICY (CONTINUED)

RECLASSIFICATIONS:
Certain reclassifications have been made to the 1995 financial statements to conform them to the 1996 presentation.

NOTE 2 - NOTES PAYABLE TO SHAREHOLDERS

On March 19, 1996, the Company issued demand notes (the "Notes") and borrowed $500,000 from two of its major shareholders. The Notes are unsecured, subordinated to the Company's bank loan and have an interest rate of 7% per annum. The proceeds were used to fund cash used in operations. As of June 30, 1996, the Company has demand notes outstanding of $2,183,500 from Warburg, Pincus Investors, L. P. ("Warburg") and $316,500 from the Vertical Fund Associates, L. P. ("Vertical") which carry an average interest rate of 6.6%. The Company is not currently making interest payments on the outstanding balance. Accrued interest payable at June 30, 1996, was approximately $78,400 and $11,400 to Warburg and Vertical, respectively.

NOTE 3 - LITIGATION AND CONTINGENCIES

The Company is a defendant in various actions, claims and legal proceedings arising from normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of the matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based upon discussion with legal counsel, liabilities arising from these matters, if any, will not have a material adverse affect on the consolidated financial position or results of operations.

                                   Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

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

For purposes of this discussion and analysis, the three months ended June 30, 1995 and 1996 are referred to as the 1995 Second Quarter and 1996 Second Quarter, respectively, and the six months ended June 30 ,1995 and 1996 are referred to as the 1995 First Half and 1996 First Half, respectively.

FINANCIAL CONDITION

For the 1996 Second Quarter, net cash provided by operations was $67,107 as compared to net cash used in operations of $(1,078,373) for the 1995 Second Quarter. For the 1996 First Half, net cash used in operations was $(341,938) compared to $(1,895,260) in the 1995 First Half. The decrease in net cash used in operations was due primarily to the decrease in the net loss from the 1996 Second Quarter compared to the 1995 Second Quarter and from the 1996 First Half compared to the 1995 First Half. This was partially offset by a decrease in accrued expenses related to the cost containment programs implemented during the fourth quarter of 1995.

On March 19, 1996, the Company issued a demand note and borrowed $500,000 from two shareholders at 7% interest per annum. The proceeds were used to fund cash used in operations (see Note 2 to the Condensed Consolidated Financial Statements).


The Company will continue to use net cash in operating activities as long as net losses continue to be significant, resulting in a need for external sources of financing. Management is currently in the process of extending the bank line of credit. As of June 30, 1996, the Company had borrowing availability under the bank credit line of $500,000. The Company has a written commitment from Warburg, a significant preferred shareholder, to provide sufficient funds to continue operations through December 31, 1996, if necessary.

The Company currently plans to spend approximately $50,000 for capital expenditures during the remainder of 1996.

                                   Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SALES
Sales increased from the 1995 Second Quarter to the 1996 Second Quarter by $705,213, or 36%, and increased from the 1995 First Half to the 1996 First Half by $1,114,423, or 29%. This increase is due primarily to increased volumes of stimulation electrodes to both retail and OEM customers. There was a slight decline in retail selling prices and a slight increase in OEM selling prices in the 1996 First Half when compared to the 1995 First Half.

Management believes that the Company's continued sales growth will depend on unit volume growth resulting from market acceptance of the clinical advantages of stimulation electrodes and the ability to maintain current selling price levels despite pressure from both its retail and OEM customers.

GROSS MARGIN
    The gross margin percentage increased from 40.7% in the 1995 Second Quarter to 45.1% in the 1996 Second Quarter due primarily to significant start-up costs associated with the transfer of the manufacturing of R2 products to California during the second quarter of 1995. The gross margin percentage was 47.7% for both the 1995 First Half and the 1996 First Half. A shift in the sales mix toward a higher percentage of lower margin OEM products sold in the 1996 First Half offset the reductions in costs associated with the start-up costs incurred in the 1995 First Half and not in the 1996 First Half.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses in the 1996 Second Quarter decreased $282,213 compared to the 1995 Second Quarter. Selling and marketing expenses in the 1996 First Half decreased $413,109 compared to the 1995 First Half. This is primarily due to decreases in field sales personnel costs, the elimination of certain promotional costs and reductions in interface systems expense.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses in the 1996 Second Quarter declined by $347,027 compared to the 1995 Second Quarter. General and administrative expenses in the 1996 First Half declined $464,023 compared to the 1995 First Half. This is due primarily to decreases in personnel costs and the consolidation of the operations of R2 which was completed during the second quarter of 1995.

                                   Part I - Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased $53,863 from the 1995 Second Quarter to the 1996 Second Quarter and increased $75,693 from the 1995 First Half to the 1996 First Half primarily due to personnel and related costs associated with the development of new product lines in 1996. An increase in personnel expenses at the Company's headquarters in Carlsbad was partially offset by a reduction in personnel expenses at R2's former facility in Chicago.

PATENT LITIGATION EXPENSES
Patent litigation expenses decreased $394,921 from the 1995 Second Quarter to the 1996 Second Quarter and decreased $727,931 from the 1995 First Half to the 1996 First Half due primarily to the high level of discovery expense in the 1995 First Half related to litigation with Katecho, Inc., ("Katecho") which asserts that the Company's patents are being violated by Katecho. Management believes that the trial with Katecho, which has been scheduled for the fourth quarter of 1996, could cost approximately $500,000.

AMORTIZATION OF INTANGIBLE ASSETS
The decrease in amortization of intangible assets of $63,571 from the 1995 Second Quarter to the 1996 Second Quarter and $126,435 from the 1995 First Half to the 1996 First Half is due to the $3.4 million write-down of goodwill during the fourth quarter of 1995.

OTHER INCOME (EXPENSE)
Interest expense increased $33,436 from the 1995 Second Quarter to the 1996 Second Quarter and $63,128 from the 1995 First Half to the 1996 First Half due primarily to the $2,400,000 increase in notes payable at June 30, 1996 compared to June 30, 1995.

                                       Part II

                                  OTHER INFORMATION
- --------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

      None

b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cardiotronics Systems, Inc.
                                  --------------------------------
                                            (REGISTRANT)



Date:  August 1, 1996             By:  /s/ Ronald R. Bromfield
                                       --------------------------------
                                       Ronald R. Bromfield
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)



Date:  August 1, 1996             By:  /s/ Scott P. Youngstrom
                                       --------------------------------
                                       Scott P. Youngstrom
                                       VICE PRESIDENT, FINANCE & ADMINISTRATION
                                       (PRINCIPAL FINANCIAL OFFICER)