Form 10QSB
period 1996-09-30
CARDIOTRONICS SYSTEMS INC
filed 1996-11-08
CIK 835316

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30,1996            Commission File Number: 0-26656


                          CARDIOTRONICS SYSTEMS, INC.
            (Exact Name of Registrant as specified in its charter)

         COLORADO                                          33-0327520
(State or other jurisdiction                    (I.R.S. Employer ID Number)
of incorporation or organization)


5966 LA PLACE COURT, CARLSBAD, CALIFORNIA                    92008
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

                                    Yes  /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        OUTSTANDING AT OCTOBER 16, 1996
Common Stock ($.012 Par Value)                         476,686 shares

                  CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

------------------------------------------------------------------------------

                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Condensed consolidated balance sheets at
          September 30, 1996 and December 31, 1995                          3

          Condensed consolidated statements of operations for the
          three and nine months ended September 30, 1996 and 1995           4

          Condensed consolidated statements of cash flows for the
          three and nine months ended September 30, 1996 and 1995           5

          Notes to condensed consolidated financial statements              6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8

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

                                   Form 10-QSB
                                 Part I - Item 1
                              Financial Information

                   CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                     ASSETS

                                                          September 30, 1996  December 31, 1995
                                                          ------------------  -----------------
                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                    $  223,173      $  619,020
   Accounts receivable,net                                          901,481         931,585
   Inventories, net                                                 924,145         644,151
   Other current assets                                             176,447         123,665
                                                                -----------     -----------
            Total current assets                                  2,225,246       2,318,421

Equipment and furnishings, net                                      659,529         550,997
Goodwill, net                                                     3,781,818       4,000,000
Patents and trademarks, net                                       4,110,094       4,373,642
Other assets                                                        248,549         259,986
                                                                -----------     -----------
            Total assets                                        $11,025,236     $11,503,046
                                                                -----------     -----------
                                                                -----------     -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   864,421     $   763,866
   Accrued liabilities                                              745,416         786,895
   Notes payable to shareholder                                   2,500,000       2,000,000
   Note payable to bank                                           5,500,000       5,800,000
                                                                -----------     -----------
            Total current liabilities                             9,609,837       9,350,761

Commitments and Contingencies

Stockholders' equity:
Convertible preferred stock, $.03 par value;
  40,000,000 shares authorized:
  Series C,D and E preferred stock, 11,564,622 (1996) and
     11,568,122 (1995) shares issued and outstanding                346,939         347,043
Common stock, $.012 par value; 100,000,000 shares authorized;
   476,686 (1996) and 471,802 (1995) issued and outstanding           5,720           5,662
Additional paid in capital                                       16,516,131      16,500,085
Accumulated deficit                                            (15,453,391)     (14,700,505)
                                                                -----------     -----------
Total stockholders' equity                                        1,415,399       2,152,285
                                                                -----------     -----------
            Total liabilities and stockholders' equity          $11,025,236     $11,503,046
                                                                -----------     -----------
                                                                -----------     -----------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.

                  CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

------------------------------------------------------------------------------

                                                                   Three months ended            Nine months ended
                                                                      September 30,                September 30,
                                                               ---------------------------   --------------------------
                                                                    1996          1995            1996          1995
                                                               ------------   ------------   ------------  ------------
   Net sales                                                   $  2,340,776   $  2,369,211   $  7,277,694  $  6,191,706
   Cost of sales                                                  1,157,379      1,283,899      3,738,436     3,283,343
                                                               ------------   ------------   ------------  ------------
      Gross margin                                                1,183,397      1,085,312      3,539,258     2,908,363

   Selling and marketing expenses                                   518,930        754,711      1,552,956     2,201,846
   General and administrative expenses                              403,614        651,598      1,326,009     2,038,016
   Research and development expenses                                120,108         98,515        370,503       273,217
   Patent litigation expenses                                        11,027        102,316        131,600       950,820
   Amortization of intangible assets                                172,948        234,981        516,258       704,726
                                                               ------------   ------------   ------------  ------------
      Total operating expenses                                    1,226,627      1,842,121      3,897,326     6,168,625
                                                               ------------   ------------   ------------  ------------

      Loss from operations                                          (43,230)      (756,809)      (358,068)   (3,260,262)
                                                               ------------   ------------   ------------  ------------

  Other income (expense)
    Interest income                                                   3,779         10,747         19,701        35,403
    Interest expense                                               (139,052)      (113,623)      (419,235)     (330,678)
    Other, net                                                       (1,997)             -          4,716             -
                                                               ------------   ------------   ------------  ------------
                                                                   (137,270)      (102,876)      (394,818)     (295,275)
                                                               ------------   ------------   ------------  ------------

   Net loss                                                    $   (180,500)  $   (859,685)  $   (752,886) $ (3,555,537)
                                                               ------------   ------------   ------------  ------------
                                                               ------------   ------------   ------------  ------------

   Net loss per common share                                   $      (0.38)  $      (1.82)  $      (1.58) $      (7.54)
                                                               ------------   ------------   ------------  ------------
                                                               ------------   ------------   ------------  ------------

   Weighted average number of
     common shares outstanding (a)                                  475,878        471,802        475,393       471,802
                                                               ------------   ------------   ------------  ------------
                                                               ------------   ------------   ------------  ------------

(a) Excludes preferred stock convertible into 2,892,031 shares of common stock in 1996 and 1995

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.

                   CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------

                                                                   Three months ended            Nine months ended
                                                                      September 30,                September 30,
                                                               ---------------------------   --------------------------
                                                                    1996          1995            1996          1995
                                                               ------------   ------------   ------------  ------------

Net cash provided by (used in) operating activities                  (6,037)      (623,275)      (347,975)   (2,518,535)

Cash flows from investing activities:
   Proceeds from sale of short-term investments                                                                 496,610
   Capitalized patent costs                                          (2,947)        (7,484)       (23,495)       (7,484)
   Purchases of equipment and furnishings                           (47,615)      (206,465)      (240,378)     (293,409)
                                                               ------------   ------------   ------------  ------------
Net cash (used in) provided by investing activities                 (50,562)      (213,949)      (263,873)      195,717
                                                               ------------   ------------   ------------  ------------

Cash flows from financing activities:
   Principal payment on notes payable                                                            (300,000)
   Proceeds from notes payable and short-term borrowings                           900,000        500,000     2,421,778
   Proceeds  from issuance of common stock                                                         16,000
                                                               ------------   ------------   ------------  ------------
Net cash provided by financing activities                                 -        900,000        216,000     2,421,778
                                                               ------------   ------------   ------------  ------------
Net increase (decrease) in cash and cash equivalents                (56,599)        62,776       (395,848)       98,960
Cash and cash equivalents at beginning of year                      279,771        164,839        619,020       128,655
                                                               ------------   ------------   ------------  ------------
Cash and cash equivalents at end of period                       $  223,172     $  227,615     $  223,172    $  227,615
                                                               ------------   ------------   ------------  ------------
                                                               ------------   ------------   ------------  ------------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.

                        CARDIOTRONICS SYSTEMS, INC. AND SUBSIDIARY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

------------------------------------------------------------------------------

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

In the opinion of management, the unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the Company's financial position as of September 30, 1996, and the results of its operations and its cash flow. These results are not necessarily indicative of the results to be expected for the full fiscal year. The financial information presented herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

------------------------------------------------------------------------------

NOTE 1 - BUSINESS AND STATEMENT OF ACCOUNTING POLICY (CONTINUED)

RECLASSIFICATIONS:
Certain reclassifications have been made to the 1995 financial statements to conform them to the 1996 presentation.

NOTE 2 - NOTES PAYABLE TO SHAREHOLDERS

On March 19, 1996, the Company issued demand notes (the "Notes") and borrowed $500,000 from two of its major shareholders. The Notes are unsecured, subordinated to the Company's bank loan and have an interest rate of 7% per annum. The proceeds were used to fund cash used in operations. As of September 30, 1996, the Company has demand notes outstanding of $2,183,500 from Warburg, Pincus Investors, L. P. ("Warburg") and $316,500 from the Vertical Fund Associates, L. P. ("Vertical") which carry an average interest rate of 6.6%. The Company is not currently making interest payments on the outstanding balance. Accrued interest payable at September 30, 1996, was approximately $114,400 and $16,600 to Warburg and Vertical, respectively.

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

------------------------------------------------------------------------------

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

For purposes of this discussion and analysis, the three months ended September 30, 1995 and 1996 are referred to as the 1995 Third Quarter and 1996 Third Quarter, respectively, and the nine months ended September 30 ,1995 and 1996 are referred to as the 1995 Nine Months and 1996 Nine Months, respectively.

FINANCIAL CONDITION

For the 1996 Third Quarter, net cash used in operations was $(6,037) as compared to net cash used in operations of $(623,275) for the 1995 Third Quarter. The decrease in net cash used in operations was due primarily to the decrease in the net loss from the 1996 Third Quarter compared to the 1995 Third Quarter. For the 1996 Nine Months, net cash used in operations was $(347,975) compared to $(2,518,535) in the 1995 Nine Months. The decrease in net cash used in operations was due primarily to the decrease in the net loss from the 1996 Nine Months compared to the 1995 Nine Months. This was partially offset by an increase in finished goods inventory levels.

On March 19, 1996, the Company issued a demand note and borrowed $500,000 from two shareholders at 7% interest per annum. The proceeds were used to fund cash used in operations (see Note 2 to the Condensed Consolidated Financial Statements).

The Company will continue to use net cash in operating activities as long as net losses continue to be significant, resulting in a potential need for external sources of financing. Management is currently in the process of extending the bank line of credit. As of September 30, 1996, the Company had borrowing availability under the bank credit line of $500,000. The Company has a written commitment from Warburg, a significant preferred shareholder, to provide sufficient funds to continue operations through December 31, 1996, if necessary.

The Company currently plans to spend approximately $25,000 for capital expenditures during the remainder of 1996.

                               Part I - Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SALES
Sales decreased from the 1995 Third Quarter to the 1996 Third Quarter by $28,435, or 1%. This is due primarily to decreases in both unit volume and revenues from retail customers partially offset by increases in both unit volume and revenues from OEM customers. Sales increased from the 1995 Nine Months to the 1996 Nine Months by $1,085,988, or 17%. This increase is due primarily to increased volumes of stimulation electrodes to both retail and OEM customers. There was a slight decline in retail selling prices and a slight increase in OEM selling prices in the 1996 Nine Months when compared to the 1995 Nine Months.

Management believes that the Company's continued sales growth will depend on unit volume growth resulting from market acceptance of the clinical advantages of stimulation electrodes and the ability to maintain current selling price levels despite pressure from both its retail and OEM customers.

GROSS MARGIN
The gross margin percentage increased from 45.8% in the 1995 Third Quarter to 50.6% in the 1996 Third Quarter and increased from 47.0% for the 1995 Nine Months to 48.6% in the 1996 Nine Months due primarily to significant start-up costs incurred in 1995 due to the transfer of production from R2's facility in Illinois to California. This is partially offset by the shift in sales mix toward a higher percentage of lower margin OEM products.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses in the 1996 Third Quarter decreased $235,781, or 31.2%, when compared to the 1995 Third Quarter. Selling and marketing expenses as a percentage of sales were 22.1% and 31.9% for the 1996 Third Quarter and 1995 Third Quarter, respectively. Selling and marketing expenses for the 1996 Nine Months decreased $648,890, or 29.5%, when compared to the 1995 Nine Months. Selling and marketing expenses as a percentage of sales was 21.3% for the 1996 Nine Months and 35.6% for the 1995 Nine Months. This is primarily due to decreases in field sales personnel costs, the elimination of certain promotional costs and reductions in interface systems expense.

                                Part I - Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the 1996 Third Quarter decreased $247,984, or 38.0%, when compared to the 1995 Third Quarter. General and administrative expenses as a percentage of sales were 17.2% and 27.5% for the 1996 Third Quarter and 1995 Third Quarter, respectively. General and administrative expenses for the 1996 Nine Months decreased $712,007, or 34.9%, when compared to the 1995 Nine Months. General and administrative expenses as a percentage of sales was 18.2% for the 1996 Nine Months and 32.9% for the 1995 Nine Months. This is due primarily to decreases in personnel costs and the consolidation of the operations of R2, which was completed during the second quarter of 1995.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased $21,593, or 21.9%, from the 1995 Third Quarter to the 1996 Third Quarter and increased $97,286, or 35.6%, from the 1995 Nine Months to the 1996 Nine Months. Research and development expenses as a percentage of sales were 5.1% and 4.2% for the 1996 Third Quarter and 1995 Third Quarter, respectively. Research and development expenses as a percentage of sales was 5.1% for the 1996 Nine Months and 4.4% for the 1995 Nine Months. This is primarily due to personnel and related costs associated with the development of new product lines in 1996. An increase in personnel expenses at the Company's headquarters in Carlsbad was partially offset by a reduction in personnel expenses at R2's former facility in Chicago.

PATENT LITIGATION EXPENSES
Patent litigation expenses decreased $91,289 from the 1995 Third Quarter to the 1996 Third Quarter and decreased $819,220 from the 1995 Nine Months to the 1996 Nine Months due primarily to the high level of discovery expense in 1995 related to litigation with Katecho, Inc., ("Katecho") which asserts that the Company's patents are being violated by Katecho. Management believes that the trial with Katecho, which has been scheduled for the fourth quarter of 1996, could cost approximately $500,000.

AMORTIZATION OF INTANGIBLE ASSETS
The decrease in amortization of intangible assets of $62,033 from the 1995 Third Quarter to the 1996 Third Quarter and $188,468 from the 1995 Nine Months to the 1996 Nine Months is due to the $3.4 million write-down of goodwill during the fourth quarter of 1995.

OTHER INCOME (EXPENSE)
Interest expense increased $25,429 from the 1995 Third Quarter to the 1996 Third Quarter and $88,557 from the 1995 Nine Months to the 1996 Nine Months due primarily to the increase in notes payable for the periods ending September 30, 1996 compared to September 30, 1995.

                                   Part II

                               OTHER INFORMATION



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

                                   Cardiotronics Systems, Inc.
                                     (REGISTRANT)



Date:  November 7, 1996            By: /s/  Ronald R. Bromfield
                                      ---------------------------------
                                   Ronald R. Bromfield
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                   (PRINCIPAL EXECUTIVE OFFICER)




Date:  November 7, 1996            By: /s/  Scott P. Youngstrom
                                      ---------------------------------
                                   Scott P. Youngstrom
                                   VICE PRESIDENT, FINANCE & ADMINISTRATION
                                   (PRINCIPAL FINANCIAL OFFICER)